Form 10-K405
period 1995-12-31
INCORP INC
filed 1996-12-31
CIK 51853

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C. 20549

                                      FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d)of the Securities Exchange Act of 1934

               For the fiscal year ended:    July 31, 1996
               Commission file No.           0-5304

                                    INCORP, INC
               (Exact name of Registrant as specified in its charter)

                    UTAH                       87-0282745
        (State or other jurisdiction of      (I.R.S Employer
         incorporation or organization)      identification NO.)


     11339 SORRENTO VALLEY ROAD, SUITE C, SAN DIEGO, CALIFORNIA 92121
                      (Address of principal executive offices)

Registrant's telephone number, including area code: (619) 643-1777

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $.01 PAR VALUE
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 133 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months or such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

(1)  YES   X    NO
         ----      ----
(2)  YES   X  NO
         ----      ----

The aggregate market value of the Registrant's common stock held by non-affiliates ofthe Registrant:$80,000 As Of July 31, 1996

Indicate the Number Of Shares Outstanding Of Each Of The Issuer's Class Of Common Stock, As Of The Close Of The Period Covered By This Report

  Class                             Outstanding at July 31, 1996
  COMMON STOCK, $.01 PAR VALUE      20,756,992

              Documents incorporated by reference
                               NONE















===============================================================================

TABLE OF CONTENTS

PART I

ITEM 1.   BUSINESS...........................................3
ITEM 2.   PROPERTIES.........................................5
ITEM 3.   LEGAL PROCEEDINGS. ................................7
ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY
          HOLDERS............................................7

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS........................7
ITEM 6.   SELECTED FINANCIAL DATA............................8
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................8
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......10
ITEM 9.   DISAGREEMENT ON ACCOUNTING AND FINANCIAL
          DISCLOSURE........................................10

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT........................................11
ITEM 11.  EXECUTIVE COMPENSATION
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.............................12
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS......................................13

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
          AND REPORTS ON FORM 8-K...........................14

          SIGNATURE PAGE....................................15

PART  1


ITEM  1.     BUSINESS

(A)  GENERAL DEVELOPMENT OF BUSINESS.

     INCORP (hereafter referred to as "Registrant") was incorporated under the laws of the State of Utah on September 26, 1968, for the sole propose of investing in real estate Registrant was engaged in limited operations in this area from inception until 1975. For the period 1975 to 1980, the Registrant was inactive.

     In 1980, Registrant came under new management and during 1980 and 1981, Registrant acquired several oil and gas properties, two commercial buildings located in Dallas, Texas and Oklahoma City, Oklahoma. During this time, it also acquired and operated thirty-one (31) health centers located in Texas and Oklahoma. In 1982, management elected to concentrate its activities in the oil and gas business and Registrant disposed of its health centers and the remaining commercial real estate.

      In 1982 and 1983, Registrant issued 5,533,164 shares of its common stock (adjusted for reverse stock spit in 19832) in exchange for interests in oil and gas properties located primarily in Montana and Texas. The interests were acquired from a series of California limited partnerships of which Marquis Petroleum Corporation ("Marquis") was the sponsor and general partner.
Pursuant to this acquisition, Marquis and its affiliates became controlling persons of the Registrant. Registrant filed its initial registration statement under Form 10 with the Securities and Exchange Commission in November, 1982, for the fiscal year ending July 31, 1982.

     During 1983, 1984 and 1985, Registrant commenced a series of transactions hereby it acquired additional interests in oil and gas and other real property in exchange for its common stock. In 1986, Registrant came under new management and since that time, no additional acquisitions have been made. Registrant assumed a substantial portion of its debt in connection with its acquisition of oil and gas interests and limited partnership interests in 1982.

     Registrant's oil and gas properties consist of minority interests of varying percentages in oil and gas leases. Since 1986, Registrant has been unable to exploit its oil and gas properties due to insufficient cash resources. Only one well in Montana is still producing because of this.

     In attempts to solve Registrant's lack of capital, management conducted discussions with numerous parties concerning some form of business combination or financing. These discussions proved unsuccessful.

     In 1994, management determined that Registrant should explore opportunities in an industry with significant market size that was not dominated by a few well capitalized companies. Registrant could participate and expand without immediate competitive threats from larger participants. During 1994, Registrant attempted to acquire a retailer in the golfing industry, Golf Manufacturer Liquidation Centers for a combination of cash and stock. For multiple reasons, the attempted acquisition was terminated in early 1995.

     Registrant, however, based upon the consultation conducted and the knowledge of the industry that was acquired, determined that the golf industry offered multiple opportunities to re-constitute the Company.

     During 1995 and 1996, the Company pursued the creation of The Golf Show; a retail operation that was to have been notable for its size and its customer service quotient. Because of the size of the capital commitment necessary to open and run a location for the fledgling enterprise, coupled with the inability of third parties to raise the requisite capital, the Registrant abandoned this effort in early 1996.

     From the learning curve generated by The Golf Show, Registrant extracted those elements that made The Golf Show unique. It re-packaged them into a format that was customer friendly, not capital intense, easily multiplied, and that filled a niche in the golf industry.

     Registrant is now devoting its efforts to the a wholly owned subsidiary, Back Nine Golf. Back Nine searches for, tests, selects, markets and sells golf merchandise from lesser known manufacturers directly to the public. Customers are obtained in selected areas through Independent Representatives who pay a fee for the right to earn a continuing stream of income from future sales of merchandise to the customers obtained.

      Registrant has obtained office space, hired management personnel to manage and grow the business, has sold marketing rights to Independent Representatives and has commenced selling products. Registrant is in the process of raising capital through a private placement of units consisting of debt and warrants.

      In March 1989, Edmund J. Irvine, Jr., a director was named President, Chief Executive Officer and Chief Financial Officer and Chester A. Teklinski was named to the Board of Directors to replace Peter Candy who resigned as a director. In 1992, Mr. Leo Calabrase was named to the Board to replace Mr. David Tenwick who resigned. Mr. Teklinski resigned from the Board in 1994. Effective August 17th 1995, the Board appointed Mr. Gary Stougaard to replace Mr. Teklinski and subsequently added two directors, Mr. Michael A. Pastore and Mr. Michael O' Neal.

      Bruce Devlin, a PGA golf professional and golf course architect, was appointed to the Board in the Spring of 1996. In addition, Mr. Alan Margulis, former CEO of Mobile Medical, a NASDAQ company, was added in April of 1996.

     In June of 1996, Mr. Leo Calabrase resigned as a Director and Officer of the Registrant. The Board intends to nominate for election, in addition to the other Board members, Mr. S. Michael Sharp, Chief Operating Officer of the Registrant. Mr. Sharp will serve as Secretary to the Corporation. His background includes both strong teaching credentials and experience with fledgling public companies.

     Registrant's office is currently located at 11339 Sorrento Valley Road, Suite C, San Diego, California 92121; telephone 619-643-1777. Registrant moved to these offices in March 1996. Registrant had three full time employees during the year ended July 31, 1996.

( B )     NARRATIVE DESCRIPTION OF BUSINESS

     Registrant, until its recent entry into the golf industry as an operating company, had been generally engaged in the business of owning minority working interests in oil and as properties located in the states of Montana and Texas. For the period covered by this report, August 1, 1995 to July 31, 1996, the Registrant has been primarily involved as a custodian of the oil and gas properties.

     Registrant's oil and gas interests are subject to working agreements and operating agreements whereby the reports are operated by an unaffiliated operator who, for a fee or a carried interest in the well, manages the well production, sells the production, collects revenues, pays operating expenses and distributes the remaining revenues, if any, to the working interest owners. In general, Registrant's working interest agreements require that Registrant receive a specified percentage of revenues and pay a specified percentage of the well operating costs.

     Registrant's dependence on the revenues from the oil and gas properties will diminish as revenues from Back Nine Golf increase. In addition, net revenues from these wells secures a convertible note in the amount of $75,000 issued by the Registrant in a private placement during 1995 and 1996.

( C )     INDUSTRY COMPETITION

     The Registrant encounters strong competition in both of its businesses. Registrant is at a competitive disadvantage in acquiring new oil and gas prospects since it must compete with major companies, almost all of which have greater financial resources and larger technical staffs. In addition, Registrant may be precluded from participation in opportunities that arise because of its financial condition.

( D )     GOVERNMENT REGULATIONS

     Government Regulation in recent years freed the prices received by producers of oil and gas. Future regulations of a similar nature may have a direct impact on prices achieved by Registrant.

     The golf industry is unregulated by the federal government. However, state and local governments, the Professional Golfers Association, and other industry organizations may have an adverse impact on the Registrant's operating capabilities. In addition, federal laws and regulations governing imports and exports could have a material effect upon the business prospects for the Registrant.

ITEM 2.     PROPERTIES

     The Registrant owns various working interests in numerous producing and shut-in oil and gas leases which are located in Montana and Texas.

     Registrant presently hold interests in 9 producing oil and gas properties. Registrant's collective interest in the 9 producing wells gives it ownership of
1.75 net wells. The gross wells were included in Registrant's independent engineering report for fiscal 1985. Registrant also owns a declining number of working interests in several oil and gas prospects in Montana which remained after an exchange of properties with Northland Royalties. In addition, the Company owns interests in some less than marginal Montana wells which were not included in 1986 engineering report.

     In March 1989, the Registrant held discussions with Pitts Oil company concerning the sale of Registrant's operating wells in Texas because of declining revenues. Discussions were terminated when certain reconveyances were discovered to be non-existent from the time said properties were conveyed to Registrant. Registrant has not re-opened discussions.

     In May of 1989, Registrant completed a swap of certain oil and gas wells with Northland Royalty. The purpose of the swap was to maintain the Registrant's net equity at or above that required for continuing inclusion in the NASDAQ system. It permitted the company to recover previously deferred expenses, to cancel the 10 year non-cancelable operating agreement with Northland and reduce the depletion charges.

     The transaction resulted in the write-off of an $82,684 liability to Northland which was offset against current operating expenses.

     In June of 1993, Registrant elected to write down the carrying costs of non-producing wells and to write off accounts payable that were aged beyond seven years. These write -offs produced a net loss of nearly $87,000 to shareholders equity.

     In October 1994, Registrant, under threat of legal action, exchanged interests in certain oil and gas interests in a Montana area known as the Haystack Butte. Operating expenses and revenues had been ascribed to these properties by the operator, but Registrant had not fulfilled the terms of the operating agreement. As a result of the transfer, the Company retains a 25% working interest in one section with one producing well and some random additional acreage in the area.

     Registrant's oil and gas property holdings experienced a decline in production in reserves due to the production during that period.

( B )     PRODUCTIVE WELLS AND ACREAGE

     Stanley T. Serocki, an independent petroleum engineer, evaluated the Registrant's proved oil and gas net recoverable reserves as of July 31, 1985, and previous years. Registrant is unable to furnish information concerning its proved oil and gas reserves required by FASB statements 19 and 69 and the Securities and Exchange commission Rules and Regulations because of a lack of funds with which to retain an independent petroleum engineer to prepare such estimates. Evaluations were not prepared for fiscal years 1986 through 1996 for the same reason. Registrant has attempted to provide an estimate (below) of its current reserves by subtracting the net oil and gas production for Registrants 1992, 1993 , 1994,1995, and 1996 fiscal years from Registrant's net recoverable as of July 31, 1985.

     The estimates presented below are provided by management based on its best judgment.

YEAR ENDED     PROVED RESERVES          PROVED DEVELOPED
July 31                                      RESERVES
               Natural   Crude Oil      Natural   Crude Oil
               Gas       (Bbl)          Gas       (Bbl)
               (Mcf)                    (Mcf)
---------------------------------------------------------------
1992           336.000   640            336,000   640
1993           290,000   550            290,000   550
1994           244,000   260            244,000   260
1995           199,000   140            199,000   140
1996           150,000   110            150,000   110

Productive  wells and Producing Areas

     Registrant's interest in gross and net productive wells located on its properties as of July 31, 1995, was as follows:

     WELLS     LOCATION       GROSS          NET
---------------------------------------------------------------
     Gas       Texas          8              1.50
     Gas       Montana        1               .25

     Gross and net developed acres covered by Registrant's properties as of July 31, 1996, were as follows:

     LOCATION       GROSS          NET
---------------------------------------------------------------
     Texas          4,344          805
     Montana          640          110

( C )      DRILLING ACTIVITIES

     Registrant's has drilled no productive or dry exploratory wells within its last three fiscal years. Registrant had three marginal wells in Texas plugged and abandoned.

( D )     PRESENT ACTIVITIES

     As of this date, Registrant has no wells in the process of drilling. In 1993, Registrant wrote down by $329,429, the aggregate value of its remaining wells to more accurately reflect their value.

( E )     DELIVERY COMMITMENT

     Registrant has no direct contracts or agreements to provide a fixed and determinable quantity of oil or gas in the future to any entity.

ITEM  3.     LEGAL PROCEEDINGS

     On September 25, 1986, Daniel W. Jackson filed a lawsuit against the Registrant in the Third Judicial District Court in Salt Lake City County, State of Utah, demanding $20,686 plus court costs, interest and reasonable attorney's fees. Mr. Jackson alleged that he performed legal services for Registrant on or before August 6, 1985, for which he was not paid. On September 9, 1988, Registrant agreed to a motion for summary judgment in the amount of $20,686 plus pre-judgment interest of $8,681 and post-judgment interest on all amounts at 12% per annum, calculated from the date of entry until paid.

      Registrant reached agreement to settle this matter with Mr. Jackson for 25,000 shares of stock and payment of $1,500.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

                              PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDER  MATTERS

( A )     MARKET INFORMATION

     The Registrant's common stock was traded in the national over-the-counter market, and was quoted on the NASDAQ system (Symbol INVT/ INVTE) until December 31, 1988. In January, 1989 the NASD notified the Registrant that its shares were being de-listed for lack of market-makers. The Registrant's shares were then quoted in the Pink Sheets provided by the NASD. In June 1989, the Registrant appealed the decision at a hearing conducted in San Francisco. The Registrant was notified shortly thereafter that inclusion in the NASDAQ system was denied because of the lack of active business operations and without a realistic chance for achieving initial listing requirements within a short period of time.

     Currently, no market exists for the Company's shares, however, based upon the entry into the golf industry by its Back Nine Golf subsidiary, Registrant intends to re-list its shares on the NASD's Electronic Bulletin Board. Several market makers, who are approved to make markets in securities similar to those of Registrant, have expressed an interest in re-listing the Registrant's shares. Management anticipates that this will occur early in the coming fiscal year.


The high and low prices for each quarter of each fiscal year were as follows:

               1996 SALES PRICE    1995 SALES PRICE
QUARTER ENDED BID   HIGH ASKED     LOW BID   HIGH ASKED     LOW BID
-------------------------------------------------------------------------------
October 31          N/A            N/A       N/A            N/A
January 31          N/A            N/A       N/A            N/A
April 30            N/A            N/A       N/A            N/A
July 31             N/A            N/A       N/A            N/A

( B )     HOLDERS

     The approximate numbers of Registrant's common stock holders based upon the transfer records of Registrant as of July 31, 1996, was 592. In addition, 103 shareholders hold stock in Street Name.

     During the past fiscal year, Registrant has mailed selected items of information to its shareholder list. At present, Registrant has been able to locate and communicate with 369 holders other than those in Street Name.

( C )     DIVIDENDS

     Registrant has not paid cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for Registrant's new business activities while retaining its oil and gas interests.

ITEM 6     SELECTED FINANCIAL DATA

     The following is a five year summary of selected financial data.

                         FISCAL YEAR ENDED JULY 31
------------------------------------------------------------------------------------
                         1996      1995      1994      1993      1992

OIL + GAS SALES (NET)    $ 45.015  $ 57,561  $ 57,571  $ 51,537  $ 51,368
NET EARNINGS (LOSS)      (388,387) (119,224)  (59,869) (118,840) ( 43,875)
TOTAL ASSETS             $275,343  $295,263  $329,817  $362,962  $689,219
TOTAL LONG TERM DEBT            0         0         0         0         0
NET GAIN (LOSS)
  PER SHARE                 (0.02)    (0.01)    (0.01)    (0.00)    (0.00)
--------------------------------------------------------------------------------

    No dividends were paid in fiscal 1996 or in the four years prior thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS OF OPERATIONS

( a) In General

     During fiscal year 1996, Registrant continued to experience severe financial difficulties. The financial difficulties resulted from a continuing lack of capital to support the Registrant. The slow sales of golf distributorships during the fourth quarter of the year and the resultant lack of equipment sales that would be tied to sales of the distributorships. Further, oil and gas revenues declined for a variety of reasons such that revenues were insufficient to make timely payments on the $75,000 of capital raised and secured by these payments. Registrant anticipates that arrearages will be made up from other revenue sources associated with its golf business should such anticipated revenues, in fact, be received.

     Management has made arrangements with several broker dealers to offer its private one million dollar ($1,000,000) placement of debt and warrants. Registrant believes that this process, while performed at a cost, is a viable means for raising the requisite capital over the course of the coming fiscal year while the golf business is developing.

     The Back Nine Golf subsidiary of the Registrant seeks out, tests, selects, markets and sells products of manufacturers of golf merchandise who seek greater exposure and sales. Customers are obtained from Independent Representatives or Distributors who pay for the privilege of representing the Company. The Registrant does not compete with an Independent Representative in a given market.

     The future of the Registrant in the golf business depends primarily on the number of Independent Representatives enrolled, their customer count and the amount of business that a customer generates.

     It is the intention of Registrant to explore other opportunities in the golf industry that would complement its distribution and sales capabilities.

     Registrant's total stockholder's equity for fiscal 1996 was $(254,036) compared to $45,601 for fiscal 1995, a reduction of $299,637 occasioned by operating losses, depletion, and the start up expenses of the Registrant's new activity. Of the amount lost, over $200,000 represents arrearages on management contracts. Management personnel have agreed to rewrite these contracts so that this arrearage can be capped, paid out over time or converted into equity in the Corporation. The market value for corporate shells similar to the Registrant in its current state of development is believed to be in excess of the stockholder equity.

     Registrant has been profitable only once since it filed its initial registration statement with the Securities and Exchange commission in November 1982. Also, Registrant has not generated adequate cash flow from its assets to pay all its existing obligations on a timely basis. The main source of operating revenues has been the Registrant's interests in producing gas wells in Texas. The Texas wells currently produce anywhere from negative balances to $2,500 in net revenues per month. Net revenues are not predictable.

     Registrant does not have the funds necessary to maintain or bring on line the shut-in wells or to explore the prospects in Montana or expand activities in Texas.

     Registrants day-to-day operating expenses have increased with the commencement of Registrant's new entrance into the golf business. Registrant's management has served without cash compensation from 1986 until October 1994. Registrant's office facilities, storage, clerical assistance and administration were provided by affiliates of the President pursuant to an agreement, at a cost of $1500 per month until March 1, 1996 at which time Registrant leased space of sufficient size to house its expected operation for the first year to eighteen months.

     In the judgment of Management, the continuation of Registrant as a going concern is dependent upon the following factors:

1.   Establish Back Nine Golf as a viable operating golf entity
2.   Obtain new capital to implement  the Back Nine operation.
3.   Reach a satisfactory settlement with the remaining judgment holders.
4.   Attract and compensate management to carry out the plan.

(B )     RESULTS OF OPERATION

     The production revenues from the oil and gas properties for fiscal year 1995 were $45,015 as compared to $57,561 for fiscal year 1995. The decline was actually greater as over $5,000 was received on a one time basis from Branch Oil and Gas. Revenues from the newly established golf business were $6,967 plus an additional $7,425 in Distributor Fee income.

( C )     EFFECT OF INFLATION

     Registrant does not anticipate that inflation will have a serious impact on its operations. Inflation will tend to increase operating expenses and cause a corresponding increase in revenues from the sale of oil and gas production, the prices asked for golf merchandise and less likely, through the appreciation of Registrant's oil and gas property values.

( D )     SUBSEQUENT EVENTS

     In August, Mr. Michael Sharp was appointed to the Board of Directors and will serve as Secretary of the Registrant. Mr. Sharp will also serve as Secretary of the Registrant.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements meeting the requirements of Regulation S-X, with the exception of un-audited oil and gas reserve data, are listed in line 14 and are filed by registrant pursuant to Item 8 of this Form.

ITEM 9.   DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are not and have not been any disagreements between the Registrant and any of the accountants on any matter of accounting principles or financial statement disclosure.

PART       III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                     AGE       DIRECTOR SINCE OFFICE
---------------------------------------------------------------------------
Edmund J. Irvine, Jr.    56        1985 Chairman of the Board, Chief
                                    Executive Officer and President

S. Michael Sharp         45        1996 Chief Operating Officer

Gary A. Stougaard        47        1995 Director

Michael A Pastore        44        1996 Director

Michael H O'Neal         59        1996 Director

Alan Margulis            58        1996 Director

Bruce Devlin             47        1996 Director

                           BOARD OF DIRECTORS

  The Board of Directors of INCORP to be nominated at the next Shareholder Meeting is comprised of the following individuals:

EDMUND J. IRVINE, JR.
CHAIRMAN OF THE BOARD/CEO OF INCORP
Mr. Irvine graduated from the Wharton School of Business and the New York Institute of Finance. A former pilot in the Marine Corps, he spent over twenty years as an executive in investment banking and brokerage with Shearson Hammill, Prudential Bache and Sutro & Co. From 1982-89, Mr. Irvine supervised his own brokerage firm. He has served as CEO for two asset based mortgage lending companies. He will serve as CEO and Chairman and direct strategic planning for the Company. He is responsible for the creation of Back Nine Golf.

MICHAEL A. PASTORE
Mr. Pastore is a VP for Crown Books. He has been in retail management for 22 years including his own startup. He was a key member of the management team responsible for the growth of a well-known consumer electronics retailer from 10 million dollars to $430+ million in a period of eight years including an Initial Public Offering and a secondary offering of securities.

GARY A. STOUGAARD
Mr. Stougaard is a Vice President for Hardage Suite Hotels. He has extensive project and P&L experience and spent over six years with Ernst and Whinney. He has directed real estate rehabilitation projects of over $100,000,000. He was responsible for the recent consummation of a $122,000,000 multi-hotel refinancing thus facilitating its sale.

MICHAEL H. O'NEAL
Mr. O,Neal is a principal shareholder and officer in the firm of Kinsell, O'Neal, Newcomb and DeDios, Inc., a firm specializing in municipal finance. He is a General Securities Principal with over 26 years of experience. He was a partner in the Los Angeles securities firm of Crowell Weeden & Co., Inc. Mr. O'Neal is a former Director of the Los Angeles Municipal Bond Club and has served or headed Boards of other organizations.

ALAN D. MARGULIS
Mr. Margulis was the former CEO, and is now a consultant to, MMI Medical, a $40 million plus sales company that traded on NASDAQ specializing in mobile diagnostic and maintenance services to hospitals , clinics, and physicians on a shared cost basis. Mr. Margulis has strong hands on experience at all levels of engineering, marketing and management. Prior to MMI, Mr. Margulis held a variety of management and executive positions following service as an officer in the U.S. Marine Corps and graduation from the University of Maryland.

BRUCE DEVLIN
Mr. Devlin is a touring professional golfer on the Senior PGA circuit and has acted as a commentator for over six years on ESPN and a major network for both the PGA and Senior PGA Tours. Mr. Devlin has designed and constructed over 125 golf courses throughout the United States, his native Australia, and throughout the world.

S. MICHAEL SHARP, PH.D. SECRETARY, CO

Dr. Sharp is a graduate of Chapman University, the University of North Dakota, the Amos Tuck School of Business at Dartmouth College and California Coast University. He will serve as Senior vice president, Chief Operating Officer. Following an academic career in which he held teaching appointments at several major universities, teaching in the areas of management and communications, Dr. Sharp has devoted the last fifteen years to the management of development stage companies, helping them grow to become profitable public companies. Immediately prior to joining INCORP, Inc. and Back Nine Golf he served as Vice President of Intelligent Surgical Lasers, Inc.

ITEM 11.     EXECUTIVE COMPENSATION

     Mr. Irvine received cash compensation during the fiscal year ended July 31, 1996 was $32,430. Of the two other executives who joined the Company in March 1996, Mr. Brouillette was paid $6,375 and Mr. Sharp received $2,500. Mr. Sharp acted as an interim lender to the Registrant in the amount of $40,000.

      Directors of the Registrant do not currently receive any fees for attending directors meetings. No officer or director received or is owed cash compensation for meeeting attendance for the Registrant's fiscal year ended July 31, 1996.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth: (i) the number of shares owned of record or beneficially by Registrant's officers and directors as of July 31, 1996;
(ii) the number of shares owned by such persons as a group; and (iii) those persons known to Registrant to own of record or beneficially more than five per cent (5%) of Registrant's outstanding common Stock as of July 31, 1994. Unless otherwise noted, each of the persons reflected in the table possessed the sole power to vote and the sole power to dispose of the shares indicated, except as noted.

COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER:
Edmund J. Irvine, Jr.                    5,548,100*          26.7%
11339 Sorrento Valley Road, #C
San Diego, Calif. 92121

Gary A. Stougaard                          925,000            4.4%
5721 Chelsea Ave.
La Jolla, Calif. 92128

S. Michael Sharp, PhD                    1,400,000*           6.7%
11339 Sorrento Valley Road #C
San Diego Calif. 92121

Ronald D. Brouillette, Sr.               1,000,000*           4.8%
11339 Sorrento Valley Road, #C
San Diego, Calif. 92121

Directors and Officers                   9,473,100           45.6%
 * Holdings are based upon certain performance provisions

Other Major Shareholders:

David A. Tenwick                         1,600,100            7.7%
480 Medic Way
Worthington, Ohio 43085

Frank DeMarco, Trustee (1)               1,200,000            5.8%
899 El Centro St., Suite 201
South Pasadena, Calif.  91030

Unified Professional Services            1,150,000            5.5%
c/o David Bustrum
1316 North Walnut
LaHabra Heights Calif. 90631

Leo Calabrase, Jr.                       1,125,000            5.4%
18173 Verano Drive
San Diego, Calif. 92128

ITEM 13.     CERTAIN RELATIONSHIPS AND TRANSACTIONS

    During its fiscal year 1986, Registrant isued 1,600,000 and 400,000 shares of its Common Stock to Mr. David A. Tenwick and Mr. Edmund J. Irvine, Jr., respectively, as compensation for their services as officers of Registrant.

    During its fiscal year 1988, Registrant issued 100 shares of its Common Stock that had been previously authorized to Mr. Edmund J. Irvine, Jr. and to Mr. David A. Tenwick respectively as compensation for their services as Directors of Registrant.

    During its fiscal year 1989, Registrant issued 1,000,000 shares of its Common Stock to Edmund J. Irvine, Jr. as compensation for his services as Registrant's Chairman and Chief Executive Officer and 200,000 share of its Common Stock to Mr. Chester A. Teklinski as compensation for his services as an Officer and Director of Registrant.

    During its fiscal year 1990, Registrant issued 150,000 shares to Mr. Leo Calabrase, Jr. for his services in researching and verifying the use of the Registrant's tax-loss carry-forward in conjunction with the accounting firm of Ernest and Young.

    During its fiscal year 1992, certain partnerships controlled by Marquis Petroleum Corporation with David M. Anderson acting as General Partner disposed of a total of 1,074,208 shares of Common Stock of the Registrant in a private transaction. Mr. Edmund J. Irvine, Jr. increased his holdings by a total 267,000 Common Shares of the Registrant in a private transaction. Mr. Leo Calabrase increased his holdings by a total of 200,000 Common Shares of the Registrant. The balance was purchased by Mr. Ian McDougall Harper who, subsequently, elected to rescind. Two other individuals purchased equal amounts of the 600,000 shares.

     During its fiscal year 1994, Registrant issued 1,250,000 of its Common Stock to Edmund J. Irvine, Jr. as compensation for his services and 450,000 shares to Mr. Calabrase for his services. In addition, Mr. James S. Redman, a director, received 300,000 share for his contributions to the Registrant.

     During its fiscal year, 1995, the Board authorized the issuance of 7,500,000 shares of common stock for new directors of the Registrant and the management team to be employed to carry out the plan for rejuvenation of Registrant. In addition, following the close of the fiscal year, the Board authorized payment to Mr. Stougaard of 500,000 shares. Of the management shares issued, 2,500,000 was awarded Edmund J. Irvine, Jr. Under terms of his employment contract. S. Michael Sharp received 1,400,000 shares under contract and for services. Ronald D. Brouillette, Sr. Received 1,000,000 in accordance with the terms of his contract.

  Board members each received 125,000 shares for services.

                                PART  IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K

  A.   Financial Statements

  B.   Consent of Independent Auditors

  C.   Reports on Form 8-k
       None

                           SIGNATURES

                           INCORP, Inc.



Dated: December 19, 1996   By: Edmund J. Irvine, Jr.
                               -------------------------
                               EDMUND J. IRVINE, JR.
                               Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 19, 1996.
                     -----------


  Signature                     Title


Edmund J. Irvine, Jr.                Chief Executive Officer/Director
----------------------
EDMUND J. IRVINE, JR.


Leo Calabrase, Jr.                   Chief Financial Officer/Director
----------------------
LEO CALABRASE, JR.






INCORP, INC
FORM 10-K FISCAL YEAR 1995