Form 10-Q
period 1996-10-31
INCORP INC
filed 1997-01-29
CIK 51853

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

             For the Quarter Ended                     Commission File No.
               October 31, 1996                            0-5304

                                  INCORP, INC.

                  UTAH                                      87-0282745
   (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                     Identification No.)


        11339 Sorrento Valley Road, Suite C, San Diego, California 92121
                    (Address of Principal Executive Offices)

      Registrant's telephone number including area code:     (619) 643-1777

      Former name, former address, and former fiscal year end,
      if changed since last report.                       None

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days:

                   Yes      X        No
                       -----------      ----------

    Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

    Common Stock, Par Value $.01 Per Share, 20,781,992 Shares Outstanding at October 31, 1996.

[TEXT]

                                  INCORP, INC.
                                TABLE OF CONTENTS

PART I   FINANCIAL STATEMENTS

    ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

     Balance Sheets.............................................  3

     Statement of Operations....................................  4

     Statement of Cash Flows....................................  5

     Notes to Financial Statements..............................  6

PART II

     ITEM 2    MANAGEMENT DISCUSSION AND FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..............  6

               SIGNATURES.......................................  7

[TEXT]

                                  INCORP, INC.
                           Balance Sheets (Unaudited)
                        October 31, 1996 & July 31, 1995
[TEXT]

                                             October         July
                                            31, 1996     31, 1995
                                         ------------ ------------
                                     ASSETS
Current Assets
--------------
   Cash                                  $        75  $     3,248
   Receivables                                 3,048        3,048
   Inventory                                     500          500
                                         ------------ ------------
     Total Current Assets                      3,623        6,796

Other Assets
------------
   Refundable Deposit                          3,000        3,000
   Equipment                                   5,896        6,151
   Oil & Gas Properties
    (Successful Efforts Method)              932,901      932,901
   Less Accumulated Depletion               (678,740)    (673,505)
                                         ------------ ------------

   Total Other Assets                        263,057      268,547
                                         ------------ ------------
     TOTAL ASSETS                        $   266,680  $   275,343
                                         ============ ============
                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
   Accounts Payable &
    Accrued Expenses                     $   402,026  $   320,752
   Notes Payable                             176,522      176,522
                                         ------------ ------------
     Total Current Liabilities               578,548      497,274

Long Term Liabilities
---------------------
   Notes Payable                              57,105       32,105

Stockholders' Equity
--------------------
   Capital Stock $0.1 Par Value
    50,000,000 Shares Authorized,
    20,781,992 Shares Issued &
    Outstanding                              207,820      207,820
   Paid In Capital                         6,168,287    6,168,287
   Deficit in Retained Earnings           (6,745,080)  (6,630,143)
                                         ------------ ------------
     Total Stockholders' Equity             (368,973)    (254,036)
                                         ------------ ------------
     TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY                $   266,680  $   275,343
                                         ============ ============

                  The accompanying notes are an integral part
                          of these financial statements
[TEXT]

                                  INCORP, INC.
                       Statement of Operations (Unaudited)
             For the Period August 1, 1996 to October 31, 1996 and
                  the Period August 1, 1995 to October 31, 1995
[TEXT]

                                             October      October
                                            31, 1996     31, 1995
                                          -----------  -----------
Revenues
--------
   Oil & Gas Production                  $     9,379    $   6,840
   Other Income                               21,617          -0-
                                         ------------  -----------
     Total Revenues                           30,996        6,840

Cost & Expenses
---------------
   Operating Expenses                        133,168       50,069
   Depreciation & Depletion                    5,490        7,176
   Interest                                    7,275          600
                                         ------------ ------------
     Total Cost & Expenses                   145,933       57,845
                                         ============ ============
     Net Income (Loss)                   $  (114,937) $   (51,005)

     (Loss) Per Share                           (.01)        (.00)

     Weighted Average Shares
     Outstanding                          20,781,992   14,531,992

                   The accompanying notes are an integral part
                          of these financial statements
[TEXT]

                                  INCORP, INC.
                       Statement of Cash Flows (Unaudited)
                For the Period August 1, 1996 to October 31, 1996
                and the Period August 1, 1995 to October 31, 1995
[TEXT]

                                             October      October
                                            31, 1996     31, 1995
                                          ----------- ------------
Operating Expenses
------------------
   Net (Loss) from Operations             $ (114,937) $   (51,005)
   Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
     Depreciation                              5,490        7,176
   Changes in Operating Assets &
   Liabilities
    (Increase) Decrease in Receivables           -0-        5,304
    (Increase) Decrease in Accounts
     Payable                                  81,274       21,996
                                         ------------ ------------
     Net Cash Provided (Used) by
     Operating Activities                    (28,173)     (16,529)

Cash Flows From Investing Activities             -0-          -0-
------------------------------------     ------------ ------------
     Net Cash Provided (Used) by
     Investing Activities                        -0-          -0-
                                         ------------ ------------
Cash Flows from Financing Activities
------------------------------------
   Increase in Notes Payable                  25,000       35,000
   Payment on Notes Payable                      -0-      (14,000)
                                         ------------ ------------
     Net Cash Provided (Used) by
     Financing Activities                     25,000       21,000
                                         ------------ ------------
     Increase (Decrease) in Cash              (3,173)       4,471
                                         ------------ ------------
     Cash at Beginning of Period               3,248        1,515
                                         ------------ ------------
     Cash at End of Period               $        75  $     5,986
                                         ============ ============
Disclosures from Operating Activities

   Interest                              $     7,275  $       600
   Taxes                                         -0-          -0-

                     The accompanying notes are an integral
                          of these financial statements
[TEXT]

                                  INCORP, INC.
                    Notes to Financial Statements (Unaudited)
ITEM I

NOTE #1 - Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending October 1996 are not necessarily indicative of the results that may be expected for the year ended July 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1996.
[TEXT]

ITEM II

Management's Discussion and Analysis of Financial Condition and Results of Operation

    Total operating revenues for the quarter ended October 31, 1996 were $30,996 compared to $6,840 for the quarter ended October 31, 1995.

    Total operating expenses for the quarter ended October 31, 1996 were $145,933 compared to $57,845 for the quarter ended October 31, 1995 due to expenses related to establishment of the Company's entry into the golf business.

[TEXT]

                                   SIGNATURES


    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       INCORP, INC. (Registrant)


Date: January 28, 1997                 By:  Edmund J. Irvine, Jr.
      ----------------                      ----------------------------
                                            Edmund J. Irvine, Jr.
                                            President & Chief Executive Officer

Date: January 28, 1997                 By:  Michael Sharp
      ----------------                      ----------------------------
                                            Michael Sharp
                                            Chief Financial Officer


[TEXT]