Form 10-Q
period 1997-01-31
INCORP INC
filed 1997-05-21
CIK 51853

SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
              Annual Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

             For the Quarter Ended                     Commission File No.
               January 31, 1997                            0-5304

                               INCORP, INC.

              UTAH                                      87-0282745
   (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                     Identification No.)


     11339 Sorrento Valley Road, Suite C, San Diego, California 92121
                 (Address of Principal Executive Offices)

      Registrant's telephone number including area code:     (619) 643-1777

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

                   Yes     X        No
                        ----------- ---------

     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

     Common Stock, Par Value $.01 Per Share, 20,781,992 Shares Outstanding at January 31, 1997.
                               INCORP, INC.
                             TABLE OF CONTENTS

PART I    FINANCIAL STATEMENTS

     ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

     Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . .3

     Statement of Operations . . . . . . . . . . . . . . . . . . . . . . .4

     Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . .5

     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . .6

PART II

     ITEM 2    MANAGEMENT DISCUSSION AND FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . .6

               OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .7

               SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .8

                               INCORP, INC.
                        Balance Sheets (Unaudited)
                     January 31, 1997 & July 31, 1996

                                                   Unaudited
                                                        1997             1996
                                                  -----------       -----------

                                  ASSETS
CURRENT ASSETS
  Cash                                            $    1,700        $    3,248
  Receivables                                          3,048             3,048
  Inventory                                              500               500
                                                  -----------       -----------
     Total Current Assets                              5,248             6,796

OTHER ASSETS
  Refundable Deposit                                   3,000             3,000
  Equipment                                            5,642             6,151
  Oil & Gas Properties
   (Successful Efforts Method)                       882,901           932,901
   Less Accumulated Depletion                       (683,038)         (673,505)
                                                  -----------        ----------
     Total Other Assets                              208,505           268,547
                                                  -----------        -----------
     TOTAL ASSETS                                 $  213,753         $  275,343
                                                  ===========        ===========
                    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable & Accrued Expenses             $  483,302         $  320,752
  Notes Payable                                      258,627            176,522
                                                  -----------        -----------
     Total Current Liabilities                       741,929            497,274

LONG TERM LIABILITIES
  Notes Payable                                          -0-             32,105

STOCKHOLDERS' EQUITY
  Capital Stock $0.01 Par Value 50,000,000
   Shares Authorized, 21,531,992 Shares &
   20,781,992 Shares Issued & Outstanding            215,320            207,820
  Paid In Capital                                  6,235,787          6,168,287
  Deficit in Retained Earnings                    (6,979,283)        (6,630,143)
                                                  -----------        -----------
     Total Stockholders' Equity                     (528,176)          (254,036)

     TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY                         $  213,753         $  275,343
                                                  ===========        ===========
 The accompanying notes are an integral part of these financial statements
                               INCORP, INC.
                    Statement of Operations (Unaudited)
         For the Three Months Period Ended January 31, 1997 & 1996
             and the Six Months Ended January 31, 1997 & 1996

                                    For the Three             For the Six
                                     Months Ended            Months Ended
                               January        January    January     January
                              31, 1997       31, 1996   31, 1997    31, 1996
                              ----------- ----------- ----------- -----------
REVENUES
Golf Sales & Fees             $    6,376  $      -0-  $   27,993  $      -0-
                              ----------- ----------- ----------- -----------
     Total Revenues                6,376         -0-      27,993         -0-

COST & EXPENSES
   Cost of Golf Sales              5,237         -0-       9,815         -0-
                              ----------- ----------- ----------- -----------
     Gross Profit                  1,139         -0-      18,178         -0-

OPERATING EXPENSES
  General & Administrative
   Expenses                      188,463     110,626     321,233     161,325
  Depreciation &
   Amortization                    4,553       6,643      10,043      13,819
                              ----------- ----------- ----------- -----------
     Total Cost & Expenses       193,016     117,269     331,276     175,114
                              ----------- ----------- ----------- -----------
LOSS FROM OPERATIONS            (191,877)   (117,269)   (313,098)   (175,114)

OTHER INCOME (EXPENSES)
  Oil & Gas Revenues               7,674      10,828      17,053      17,667
  Lease Operating Expenses
   Delayed Rentals, Royalties
   & Taxes - Oil Well                -0-         -0-       3,096         -0-
  Oil Well Impairment            (50,000)        -0-     (50,000)        -0-
                              ----------- ----------- ----------- -----------
     Total Other Income
     (Loss)                      (42,326)     10,828     (36,043)     17,667
                              ----------- ----------- ----------- -----------
     Net Loss                 $ (234,203) $ (106,441) $ (349,141) $ (157,447)
                              =========== =========== =========== ===========
     Net Loss Per Share
     of Common Stock          $     (.01) $     (.01) $     (.01) $     (.01)

     Weighted Average
     Number Of Shares
     Outstanding
     During Period             21,156,992  15,691,475  21,156,992  17,125,741

 The accompanying notes are an integral part of these financial statements
                               INCORP, INC.
                    Statement of Cash Flows (Unaudited)
          For the Six Month Period Ending January 31, 1997 & 1996

                                                        Six Month Period Ending
                                                           January     January
                                                          31, 1997    31, 1996
                                                        ----------- -----------
OPERATING EXPENSES
  Net (Loss) from Operations                            $ (349,141) $ (157,447)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
     Depreciation                                           10,043      13,819
     Write Off of Oil Well Impairment                       50,000      62,250
  Non Cash Stock Issued for Services
   Rounding Adjustments                                        -0-          (1)
  Changes in Operating Assets & Liabilities
   (Increase) Decrease in Receivables                          -0-       5,304
   Increase (Decrease) in Accounts Payable                 162,550      32,485
                                                        ----------- -----------
     Net Cash Provided (Used) by
     Operating Activities                                 (126,548)    (43,590)

CASH FLOWS FROM INVESTING ACTIVITIES                           -0-         -0-
                                                        ----------- -----------
     Net Cash Provided (Used) by
     Investing Activities                                      -0-         -0-

CASH FLOWS FROM FINANCING ACTIVITIES
  (Increase) Decrease  in Notes Payable                     50,000      56,530
  Sale of Common Shares                                     75,000         -0-
                                                        ----------- -----------
     Net Cash Provided (Used) by
     Financing Activities                                  125,000      56,530
                                                        ----------- -----------
     Increase (Decrease) in Cash                            (1,548)     12,940

     Cash at Beginning of Period                             3,248       1,516
                                                        ----------- -----------
     Cash at End of Period                              $    1,700  $   14,456
                                                        =========== ===========
Disclosures from Operating Activities

  Interest                                              $   14,550  $    9,983
  Taxes                                                        -0-         -0-

     The accompanying notes are an integral part of these financial statements
                               INCORP, INC.
                 Notes to Financial Statements (Unaudited)
ITEM I

NOTE #1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending January 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1996.


ITEM II

Management's Discussion and Analysis of Financial Condition and Results of Operation

     Total revenues for the quarter ended January 31, 1997 were $14,050 compared to $10,828 for the quarter ended January 31, 1996. Total expenses for the quarter were $248,253 compared to $117,269 for the quarter ended January 31, 1996.

     Total revenues for the six months ended January 31, 1997 were $31,089 compared to $17,667 for the quarter ended January 31, 1996. Expenses for the period were $372,913 compared to $175,114 for the period ended January 31, 1996.

                                  PART II

                             OTHER INFORMATION

A Special Shareholders Meeting was held on November 18, 1996 at the Registrant's headquarters. By an overwhelming majority of the votes cast, shareholders adopted management's state of proposals including the election of the state of the Board of Directors, a 1:2 reverse split of the common shares, authorization for issuance of preferred shares, a change in the state of incorporation, and the appointment of the 1996-97 auditing firm.

During the period, the Company authorized the issuance of 900,000 shares of common stock in conjunction with the sale of $150,000 of private placement investment units.

In late January, Mr. Michael Pastore, a newly elected director, resigned from the Board. His seat remained unoccupied through the end of the quarter.

                                SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   INCORP, INC. (Registrant)


                                           /s/ Edmund J. Irvine, Jr.
Date: May 20, 1997                      By:-------------------------------
                                           Edmund J. Irvine, Jr.
                                           President & Chief Executive Officer

                                           /s/ Michael Sharp
Date: May 20, 1997                      By:---------------------------------
                                           Michael Sharp
                                           Chief Financial Officer