Form 10-Q/A
period 1996-10-31
CUSTOMER SPORTS INC
filed 1997-08-13
CIK 51853

==========================================================================
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q Amendment #1
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

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

         Yes     X        No
             -----------     --------

    Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

    Common Stock, Par Value $.01 Per Share, 20,781,992 Shares Outstanding at October 31, 1996.




















==========================================================================

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

                                  INCORP, INC.
                           Balance Sheets (Unaudited)
                        October 31, 1996 & July 31, 1996

                                             October         July
                                            31, 1996     31, 1996
                                         ------------ ------------
                                     ASSETS
Current Assets
--------------
   Cash                                  $        75  $     3,248
   Receivables                                 3,048        3,048
   Inventory                                     500          500
                                         ------------ ------------
     Total Current Assets                      3,623        6,796

Other Assets
------------
   Refundable Deposit                          3,000        3,000
   Equipment                                   5,896        6,151
   Oil & Gas Properties
    (Successful Efforts Method)              907,901      932,901
   Less Accumulated Depletion               (678,740)    (673,505)
                                         ------------ ------------

   Total Other Assets                        238,057      268,547
                                         ------------ ------------
     TOTAL ASSETS                        $   241,680  $   275,343
                                         ============ ============
                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
   Accounts Payable &
    Accrued Expenses                     $   328,027  $   320,752
   Notes Payable                             161,522      176,522
                                         ------------ ------------
     Total Current Liabilities               489,549      497,274

Long Term Liabilities
---------------------
   Notes Payable                              57,105       32,105

Stockholders' Equity
--------------------
   Capital Stock $0.1 Par Value
    50,000,000 Shares Authorized,
    20,781,992 Shares Issued &
    Outstanding                              209,320      207,820
   Paid In Capital                         6,181,787    6,168,287
   Deficit in Retained Earnings           (6,696,081)  (6,630,143)
                                         ------------ ------------
     Total Stockholders' Equity             (304,974)    (254,036)
                                         ------------ ------------
     TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY                $   241,680  $   275,343
                                         ============ ============

                  The accompanying notes are an integral part
                         of these financial statements

                                  INCORP, INC.
                       Statement of Operations (Unaudited)
             For the Period August 1, 1996 to October 31, 1996 and
                  the Period August 1, 1995 to October 31, 1995

                                             October      October
                                            31, 1996     31, 1995
                                          -----------  -----------
Revenues
--------
   Oil & Gas Production                  $     9,379    $   6,840
   Other Income                               21,617          -0-
                                         ------------  -----------
     Total Revenues                           30,996        6,840

Cost & Expenses
---------------
   Operating Expenses                         84,169       50,069
   Depreciation & Depletion                    5,490        7,176
   Interest                                    7,275          600
                                         ------------ ------------
     Total Cost & Expenses                    96,934       57,845
                                         ------------ ------------
     Net Income (Loss)                   $   (65,938) $   (51,005)
                                         ============ ============

     (Loss) Per Share                           (.01)        (.00)

     Weighted Average Shares
     Outstanding                          20,781,992   14,531,992

                   The accompanying notes are an integral part
                          of these financial statements

                                  INCORP, INC.
                       Statement of Cash Flows (Unaudited)
                For the Period August 1, 1996 to October 31, 1996
                and the Period August 1, 1995 to October 31, 1995

                                             October      October
                                            31, 1996     31, 1995
                                          ----------- ------------
Operating Expenses
------------------
   Net (Loss) from Operations             $  (65,938) $   (51,005)
   Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
     Depreciation                              5,490        7,176
     Write Off Impaired Assets                25,000          -0-
   Changes in Operating Assets &
   Liabilities
    (Increase) Decrease in Receivables           -0-        5,304
    Increase (Decrease) in Accounts
     Payable                                   7,275       21,996
                                         ------------ ------------
     Net Cash Provided (Used) by
     Operating Activities                    (28,173)     (16,529)

Cash Flows From Investing Activities             -0-          -0-
------------------------------------     ------------ ------------
     Net Cash Provided (Used) by
     Investing Activities                        -0-          -0-
                                         ------------ ------------
Cash Flows from Financing Activities
------------------------------------
   Sale of Common Shares                      10,000          -0-
   Increase in Notes Payable                  15,000       35,000
   Payment on Notes Payable                      -0-      (14,000)
                                         ------------ ------------
     Net Cash Provided (Used) by
     Financing Activities                     25,000       21,000
                                         ------------ ------------
     Increase (Decrease) in Cash              (3,173)       4,471
                                         ------------ ------------
     Cash at Beginning of Period               3,248        1,515
                                         ------------ ------------
     Cash at End of Period               $        75  $     5,986
                                         ============ ============
Disclosures from Operating Activities

   Interest                              $     7,275  $       600
   Taxes                                         -0-          -0-

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

    Total operating expenses for the quarter ended October 31, 1996 were $96,934 compared to $57,845 for the quarter ended October 31, 1995 due to expenses related to establishment of the Company's entry into the golf business.

                                 INCORP, INC.
                              OTHER INFORMATION


Item 1   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .None

Item 2   Changes in the Rights of the Company's Security Holders . . . . .None

Item 3   Defaults be the Company on its Senior Securities. . . . . . . . .None

Item 4   Results of Votes of Security Holders. . . . . . . . . . . . . . .None

Item 5   Other Information . . . . . . . . . . . . . . . . . . . . . . . .None

Item 6   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .None

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       INCORP, INC. (Registrant)


Date: August 11, 1997              By:  /S/ Edmund J. Irvine, Jr.
      ----------------                  ----------------------------
                                       Edmund J. Irvine, Jr.
                                       President

Date: August 11, 1997              By:  /S/ Michael Sharp
      ----------------                  ----------------------------
                                       Michael Sharp
                                       Secretary