Form 10-Q/A
period 1997-01-31
CUSTOMER SPORTS INC
filed 1997-08-13
CIK 51853

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

                               INCORP, INC.
                        Balance Sheets (Unaudited)
                     January 31, 1997 & July 31, 1996

                                                   Unaudited
                                                        1997             1996
                                                  -----------       -----------

                                  ASSETS
CURRENT ASSETS
  Cash                                            $    1,700        $    3,248
  Receivables                                          3,048             3,048
  Inventory                                              500               500
                                                  -----------       -----------
     Total Current Assets                              5,248             6,796

OTHER ASSETS
  Refundable Deposit                                   3,000             3,000
  Equipment                                            5,642             6,151
  Oil & Gas Properties
   (Successful Efforts Method)                       882,901           932,901
   Less Accumulated Depletion                       (683,038)         (673,505)
                                                  -----------        ----------
     Total Other Assets                              208,505           268,547
                                                  -----------        -----------
     TOTAL ASSETS                                 $  213,753         $  275,343
                                                  ===========        ===========
                    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable & Accrued Expenses             $  335,302         $  320,752
  Notes Payable                                      258,627            176,522
                                                  -----------        -----------
     Total Current Liabilities                       593,929            497,274

LONG TERM LIABILITIES
  Notes Payable                                          -0-             32,105

STOCKHOLDERS' EQUITY
  Capital Stock $0.01 Par Value 50,000,000
   Shares Authorized, 21,531,992 Shares &
   20,781,992 Shares Issued & Outstanding            215,320            207,820
  Paid In Capital                                  6,235,787          6,168,287
  Deficit in Retained Earnings                    (6,831,283)        (6,630,143)
                                                  -----------        -----------
     Total Stockholders' Equity                     (380,176)          (254,036)

     TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY                         $  213,753         $  275,343
                                                  ===========        ===========
 The accompanying notes are an integral part of these financial statements
                               INCORP, INC.
                    Statement of Operations (Unaudited)
         For the Three Months Period Ended January 31, 1997 & 1996
             and the Six Months Ended January 31, 1997 & 1996

                                    For the Three             For the Six
                                     Months Ended            Months Ended
                               January        January    January     January
                              31, 1997       31, 1996   31, 1997    31, 1996
                              ----------- ----------- ----------- -----------
REVENUES
Golf Sales & Fees             $    6,376  $      -0-  $   27,993  $      -0-
                              ----------- ----------- ----------- -----------
     Total Revenues                6,376         -0-      27,993         -0-

COST & EXPENSES
   Cost of Golf Sales              5,237         -0-       9,815         -0-
                              ----------- ----------- ----------- -----------
     Gross Profit                  1,139         -0-      18,178         -0-

OPERATING EXPENSES
  General & Administrative
   Expenses                      114,463     110,626     173,233     161,325
  Depreciation &
   Amortization                    4,553       6,643      10,043      13,819
                              ----------- ----------- ----------- -----------
     Total Cost & Expenses       119,016     117,269     183,276     175,114
                              ----------- ----------- ----------- -----------
LOSS FROM OPERATIONS            (117,877)   (117,269)   (165,098)   (175,114)

OTHER INCOME (EXPENSES)
  Oil & Gas Revenues               7,674      10,828      17,053      17,667
  Lease Operating Expenses
   Delayed Rentals, Royalties
   & Taxes - Oil Well                -0-         -0-      (3,096)        -0-
  Oil Well Impairment            (25,000)        -0-     (50,000)        -0-
                              ----------- ----------- ----------- -----------
     Total Other Income
     (Loss)                      (17,326)     10,828     (36,043)     17,667
                              ----------- ----------- ----------- -----------
     Net Loss                 $ (135,203) $ (106,441) $ (201,141) $ (157,447)
                              =========== =========== =========== ===========
     Net Loss Per Share
     of Common Stock          $     (.01) $     (.01) $     (.01) $     (.01)

     Weighted Average
     Number Of Shares
     Outstanding
     During Period             21,156,992  15,691,475  21,156,992  17,125,741

 The accompanying notes are an integral part of these financial statements
                               INCORP, INC.
                    Statement of Cash Flows (Unaudited)
          For the Six Month Period Ending January 31, 1997 & 1996

                                                        Six Month Period Ending
                                                           January     January
                                                          31, 1997    31, 1996
                                                        ----------- -----------
OPERATING EXPENSES
  Net (Loss) from Operations                            $ (201,141) $ (157,447)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
     Depreciation                                           10,043      13,819
     Write Off of Oil Well Impairment                       50,000      62,250
  Non Cash Stock Issued for Services
   Rounding Adjustments                                        -0-          (1)
  Changes in Operating Assets & Liabilities
   (Increase) Decrease in Receivables                          -0-       5,304
   Increase (Decrease) in Accounts Payable                  14,550      32,485
                                                        ----------- -----------
     Net Cash Provided (Used) by
     Operating Activities                                 (126,548)    (43,590)

CASH FLOWS FROM INVESTING ACTIVITIES                           -0-         -0-
                                                        ----------- -----------
     Net Cash Provided (Used) by
     Investing Activities                                      -0-         -0-

CASH FLOWS FROM FINANCING ACTIVITIES
  (Increase) Decrease  in Notes Payable                     50,000      56,530
  Sale of Common Shares                                     75,000         -0-
                                                        ----------- -----------
     Net Cash Provided (Used) by
     Financing Activities                                  125,000      56,530
                                                        ----------- -----------
     Increase (Decrease) in Cash                            (1,548)     12,940

     Cash at Beginning of Period                             3,248       1,516
                                                        ----------- -----------
     Cash at End of Period                              $    1,700  $   14,456
                                                        =========== ===========
Disclosures from Operating Activities

  Interest                                              $   14,550  $    9,983
  Taxes                                                        -0-         -0-

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


ITEM II

Management's Discussion and Analysis of Financial Condition and Results of Operation

     Total revenues from operations for the quarter ended January 31, 1997 were $6,376 compared to $-0-, for the quarter ended January 31, 1996. Total expenses for the quarter were $119,016 compared to $117,269 for the quarter ended
January 31, 1996.

     Total revenues for the six months ended January 31, 1997 were $27,993
compared to $-0- for the quarter ended January 31, 1996.   Expenses for
the period were $1,183,276 compared to $175,114 for the period ended January 31, 1996.

     Oil royalties were $7,674 and $10,828 for the three month period January 31, 1997, and 1996 respectively.

     Oil royalties were $17,053 and $17,669 for the six month period ended January 31, 1997 and 1996 respectively.

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


Item 1 Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . None

Item 2 Changes in the Rights of the Company's Security Holders . . . . None

Item 3 Defaults by the Company on its Senior Securities. . . . . . . . None

Item 4 Results of Votes of Security Holders. . . . . . . . . . . . . . None

Item 5 Other Information

A Special Shareholders Meeting was held on November 18, 1996 at the Registrant's headquarters. By an overwhelming majority of the votes cast, shareholders, adopted management's state of proposals including the election of the state of the Board of Directors, a 1:2 reverse split of the common shares, authorization for issuance of preferred shares, a change in the state of incorporation, and the appointment of the 1996-1997 auditing firm.

During the period, the Company authorized the issuance of 900,000 shares of common stock in conjunction with the sale of $150,000 of private placement investment units.

In late January, Mr. Michale Pastore, a newly elected director, resigned from the Board. His seat remained unoccupied through the end of the quarter.

Item 6 Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . None

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   INCORP, INC. (Registrant)


                                           /s/ Edmund J. Irvine, Jr.
Date: August 11, 1997                   By:-------------------------------
                                           Edmund J. Irvine, Jr.
                                           President

                                           /s/ Michael Sharp
Date: August 11, 1997                  By:---------------------------------
                                           Michael Sharp
                                           Secretary