Form 10QSB
period 1997-04-30
CUSTOMER SPORTS INC
filed 1997-08-13
CIK 51853

SECURITIES & EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q
                    Annual Report Pursuant to Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934

             For the Quarter Ended                     Commission File No.
                 April 30, 1997                            0-5304

                                CUSTOMER SPORTS, INC.

              UTAH                                         87-0282745
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                          Identification No.)


455 Marine View Avenue, Suite 260, Del Mar, California 92014
                       (Address of Principal Executive Offices)

Registrant's telephone number including area code:(619) 793-2233

Former name, former address, and former fiscal                    INCORP, INC.
year end, if changed since last report.    11339 Sorrento Valley Road, Suite C,
                                                   San Diego, California 92121

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days:

                   Yes     X        No
                       ------------    ------------
     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

     Common Stock, Par Value $.01 Per Share, 11,424,996 Shares Outstanding at April 30, 1997.
                                CUSTOMER SPORTS, INC.
                                  TABLE OF CONTENTS

PART I    FINANCIAL STATEMENTS

     ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

          Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . .3

          Statement of Operations. . . . . . . . . . . . . . . . . . . . .4

          Statement of Cash Flows. . . . . . . . . . . . . . . . . . . . .5

          Note to Financial Statements . . . . . . . . . . . . . . . . . .6

           ITEM 2    MANAGEMENT DISCUSSION AND FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .7


          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .8

                                Customer Sports, Inc.
                               (Formerly Incorp, Inc.)
                                    Balance Sheets
                            April 30, 1997 & July 31, 1996

                                                             1997          1996
                                                      ------------  ------------
                                        ASSETS

Current Assets
--------------
  Cash                                                $     8,476   $     3,248
  Receivable Note #3                                        2,285         3,048
  Inventory                                                 4,647           500
                                                      ------------  ------------
       Total Current Assets                                15,408         6,796

Other Assets
------------
  Refundable Deposit                                        6,000         3,000
  Equipment - Net                                           5,928         6,151
  Oil & Gas Properties
     (Successful Efforts Method)                          857,901       932,901
     (Notes #1 & #8)                                     (692,765)     (673,505)
                                                      ------------  ------------
       Total Other Assets                                 177,064       268,547
                                                      ------------  ------------
       TOTAL ASSETS                                   $   192,472   $   275,343
                                                      ============  ============
                          LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accounts Payable & Accrued Expenses                 $    79,730   $   320,752
  Notes Payable (Note #5)                                  74,627       176,522
                                                      ------------  ------------
       Total Current Liabilities                          154,357       497,274

Long Term Liabilities
---------------------
  Notes Payable (Note #5)                                 309,263        32,105

Stockholders' Equity
--------------------
  Capital Stock, 50,000,000 Shares
     at $0.001 Par Value; 11,424,996
     & 10,390,996 Shares Issued &
     Outstanding                                          114,250       103,910
  Paid In Capital                                       6,382,227     6,272,197
  Deficit in Retained Earnings                         (6,767,625)   (6,630,143)
                                                      ------------  ------------
     Total Stockholders' Equity                          (271,148)     (254,036)
                                                      ------------  ------------
     TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY                             $   192,472   $   275,343
                                                      ============  ============

                                Customer Sports, Inc.
                               (Formerly Incorp, Inc.)
                         Statements of Operations (Unaudited)
               For the Three Months Period Ended April 30, 1997 & 1996
                    & the Nine Months Ended April 30, 1997 & 1996

                                      For the Three                For the Nine
                                       Months Ended                Months Ended
                                April         April         April         April
                                 1997          1996          1997          1996
                          ------------  ------------  ------------  ------------
Revenues
--------
 Golf Sales & Fees        $    (4,223)  $     6,967   $    23,770   $     6,967
                          ------------  ------------  ------------  ------------
   Total Revenues              (4,223)        6,967        23,770         6,967

Cost of Expenses
----------------
 Cost of Golf Sales              (739)          -0-        13,223           -0-
                          ------------  ------------  ------------  ------------
   Gross Profit                (3,484)        6,967        10,547         6,967

Operating Expenses
------------------
 General & Administrative
  Expenses                     99,441       105,693       265,915       256,658
 Depreciation &
  Amortization                  9,727         5,511        19,770        19,330
 Prior Years Adjustment      (182,133)          -0-      (182,133)          -0-
                          ------------  ------------  ------------  ------------
   Total Cost & Expenses      (72,965)      111,204       103,552       275,988
                          ------------  ------------  ------------  ------------
Profit or (Loss)
from Operations                69,481      (104,237)      (93,005)     (269,021)
---------------

Other Income (Expenses)
-----------------------
 Oil & Gas Revenues            16,302         9,126        33,355        26,793
 Lease Operating Expenses
  Delayed Rentals,
  Royalties,& Taxes -
  Oil Well                     (3,625)       (5,561)       (9,333)      (15,892)
 Oil Well Improvement         (25,000)          -0-       (75,000)          -0-
 Gain on Sale of Asset          6,500           -0-         6,500           -0-
                          ------------  ------------  ------------  ------------
   Total Other Income
    (Loss)                     (5,823)        3,565       (44,478)       10,901
                          ------------  ------------  ------------  ------------
   Net Loss               $    63,658   $  (100,672)  $  (137,483)  $  (258,120)
                          ============  ============  ============  ============
   Net Loss Per Share
   of Common Stock        $       .01   $      (.01)  $      (.01)  $      (.03)

   Weighted Average
   Number Of Shares
   Outstanding
   During Period           11,424,996     8,303,496    11,424,996     8,303,496


                                Customer Sports, Inc.
                               (Formerly Incorp, Inc.)
                         Statement of Cash Flows (Unaudited)
                                April 30, 1997 & 1996

                                                             1997          1996
                                                      ------------  ------------
Cash Flows from Operating Expenses
----------------------------------
  Net (Loss) from Operations                          $  (137,483)  $  (258,118)
  Adjustments to Reconcile Net Loss to
   Net Cash Provided by Operating Activities
      Write Off Oil Wells                                  75,000           -0-
      Depletion                                            19,770        19,330
      Non Cash Expenses                                       370        62,250
      Adjustment of Prior Year Accounts Payable          (182,133)          -0-
  Changes in Operating Assets & Liabilities
   (Increase) Decrease in Inventory                        (4,147)          -0-
   (Increase) Decrease in Accounts Receivable                 763         5,304
   (Increase) Decrease in Refundable Deposits              (3,000)       (3,000)
   Increase (Decrease) in Accounts Payable                 23,261       108,515
                                                      ------------  ------------
      Net Cash Provided (Used) by
      Operating Expenses                                 (207,599)      (65,719)

Cash Flows from Investing Activities
------------------------------------
  Purchase of Equipment                                    (1,036)       (5,097)
  Proceeds from Sale of Wells Rights                          750           -0-
                                                      ------------  ------------

      Net Cash Provided (Used) by
      Investing Activities                                   (286)       (5,097)

Cash Flows from Financing Activities
------------------------------------
  Sale of Common Shares                                   105,000           -0-
  Payment on Notes Payable                                    -0-       (12,022)
  Increase in Notes Payable                               108,113        90,000
                                                      ------------  ------------
      Net Cash Provided (Used) by
      Financing Activities                                213,113        77,978
                                                      ------------  ------------
      Increase (Decrease) in Cash                           5,228         7,162

      Cash at Beginning of Period                           3,248         1,515
                                                      ------------  ------------
      Cash at End of Period                           $     8,476   $     8,677
                                                      ============  ============

                                Customer Sports, Inc.
                               (Formerly Incorp, Inc.)
                       Note to Financial Statements (Unaudited)
ITEM I

NOTE #1 - Basis of Presentation
-------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending April 30, 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1996.



ITEM II

Management's Discussion and Analysis of Financial Condition and Results of Operation

     Total revenues from golf related sales for the three months ended April 30, 1997, were a negative ($4,223) compared to sales of $6,967 for the comparative period ended April 30, 1996. The negative sales figure in the April 30, 1997, quarter are a result of refunds on distribution fees recorded as sales in the two previous quarters.

     Total revenues from golf related sales for the nine months ended April 30, 1997, were $23,770 compared to $6,967 for the nine month period ended April 30, 1996.

     In the quarter ended April 30, 1997, officers of the Company converted $50,600 of accrued consulting fees to a note payable and forgave accrued consulting fees from the previous year of $145,850. The Company also negotiated a forgiveness of prior period accruals of $36,283 from four creditors.

     The Company continues to seek new capital investment to provide operating capital.

                                       PART II

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



                                             CUSTOMER SPORTS, INC. (Registrant)




Date: August 11, 1997                        By: /S/ Edmund J. Irvine
      ----------------                        ------------------------
      August 11, 1997                         Edmund J. Irvine, Jr.
                                              President


Date: August 11, 1997                        By:  /S/ S. Michael Sharp
      ---------------                            ------------------------
      August 11, 1997                            S. Michael Sharp
                                                 Secretary