Form 10KSB
period 1997-07-31
CUSTOMER SPORTS INC
filed 1997-12-15
CIK 51853

SECURITIES AND EXCHANGE COMMISSION
                             Washington,  D.C. 20549

                                      FORM   10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended:  July 31, 1997    Commission file No. 0-5304

                              CUSTOMER SPORTS, INC
(Exact name of Registrant as specified in its charter)

               Utah                                              87-0282745
     (State or other jurisdiction of                          (I.R.S Employer
       incorporation or organization)                        identification NO.)


           445 MARINE VIEW DRIVE, SUITE 260, DEL MAR, CALIFORNIA 92014
                    (Address of principal executive offices)

Registrant's telephone number, including area code:    (619) 481-2400

Securities registered pursuant to Section 12(b) of the Act:      NONE
Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 133 or 15d (0) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements
for the past 90 days.         (1)  YES   X        NO
                                       ------          -----
                              (2)  YES   X        NO
                                       -----           -----
The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant:

                         $2,200,000 As Of July 31, 1997

Indicate the Number Of Shares Outstanding Of Each Of The Issuer's Class Of Common Stock, As Of The Close Of The Period Covered By This Report

          Class                         Outstanding at July 31, 1997

COMMON STOCK, $.01 PAR VALUE                 13,776,790

                       Documents incorporated by reference       NONE

                                TABLE OF CONTENTS



PART I

     ITEM 1.   BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . .  3
     ITEM 2.   PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . .  5
     ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . .  7
     ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY
               HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . .  7

PART II

     ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . .  8
     ITEM 6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . .  9
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . .  9
     ITEM 8.   FINANCIAL STATEMENTS AND
               SUPPLEMENTARY DATA. . . . . . . . . . . . . . . . . . . . 12
     ITEM 9.   DISAGREEMENT ON ACCOUNTING AND FINANCIAL
               DISCLOSURE. . . . . . . . . . . . . . . . . . . . . . . . 12

PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
               REGISTRANT. . . . . . . . . . . . . . . . . . . . . . . . 12
     ITEM 11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . 13
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . . . 14
     ITEM 13.  CERTAIN  RELATIONSHIPS AND RELATED
               TRANSACTIONS. . . . . . . . . . . . . . . . . . . . . . . 16

PART IV

     ITEM 14   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
               AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . 17

               SIGNATURE PAGE. . . . . . . . . . . . . . . . . . . . . . 18

                                     PART  1


ITEM  1.       BUSINESS

(a)  General Development of Business.

     CUSTOMER SPORTS (hereafter referred to as "Registrant") was incorporated under the laws of the State of Utah on September 26, 1968, for the sole propose of investing in real estate Registrant was engaged in limited operations in this area from inception until 1975. For the period 1975 to 1980, the Registrant was inactive.

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

     In 1982 and 1983, Registrant issued 5,533,164 shares of its common stock (adjusted for reverse stock spit in 1982) in exchange for interests in oil and gas properties located primarily in Montana and Texas. The interests were acquired from a series of California limited partnerships of which Marquis Petroleum Corporation ("Marquis") was the sponsor and general partner.
Pursuant to this acquisition, Marquis and its affiliates became controlling persons of the Registrant. Registrant filed its initial registration statement under Form 10 with the Securities and Exchange Commission in November, 1982, for the fiscal year ending July 31, 1982.

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

     Registrant's oil and gas properties consist of minority interests of varying percentages in oil and gas wells and leases. Since 1986, Registrant had been unable to exploit its oil and gas properties. In 1989, Company elected not to attempt to exploit the properties.

     Since 1989, management conducted discussions with numerous parties concerning some form of business combination or financing. These discussions proved unsuccessful.

     In 1994, management determined that Registrant should explore opportunities in an industry with significant market size that was not dominated by a few well capitalized companies. Registrant attempted to acquire a retailer in the golfing industry, Golf Manufacturer Liquidation Centers for a combination of cash and stock. For multiple reasons, the attempted acquisition was terminated in early 1995. Registrant, however, based upon the consultation conducted, determined that the golf industry offered multiple opportunities to re-constitute the Company.

     During 1995, the Company pursued the creation of The Golf Show which had to be abandoned because of the inability of third parties to raise the requisite capital. Registrant then extracted those elements that made The Golf Show unique. It re-packaged them into a format that was customer friendly, not capital intense, easily multiplied, and that filled a niche in the golf industry.

     Registrant is now devoting its efforts to the business known as, Back Nine Golf. Back Nine is designed to operate public driving ranges, their attendant golf schools and a retail golf facility at each range. The Company has developed a unique computer-based customer generation, sales and retention system. Customers are recruited into the "Back Nine Golf Club"; an affinity group with interests in purchasing golf merchandise or services.

     Registrant has obtained office space, hired management personnel to manage and grow the business. Registrant is in the process of raising capital through a private placement of units consisting of common stock and debt of the Registrant.

     In March 1989, Edmund J. Irvine, Jr., a director was named President, Chief Executive Officer and Chief Financial Officer and Chester A. Teklinski was named to the Board of Directors to replace Peter Candy who resigned as a director. In 1992, Mr. Leo Calabrase was named to the Board to replace Mr. David Tenwick who resigned. Mr. Teklinski resigned from the Board in 1994. Effective August 17th 1995, the Board appointed Mr. Gary Stougaard to replace Mr. Teklinski and subsequently added two directors, Mr. Michael A. Pastore and Mr. Michael O' Neal. Mr. Pastore resigned his position in early 1997.

     Bruce Devlin, a PGA golf professional and golf course architect, was appointed to the Board in the Spring of 1996 but resigned one year later. In addition, Mr. Alan Margulis, former CEO of Mobile Medical, a NASDAQ company, was added in April of 1996.

     In June of 1996, Mr. Leo Calabrase resigned as a Director and Officer of the Registrant. Mr. S. Michael Sharp who joined the Company in March of 1996 as Chief Operating Officer and a Director of the Registrant serves as Secretary to the Corporation. His background includes both strong teaching credentials and experience with fledgling public companies. In April 1997, Mr. Dennis Altbrandt, CEO of Voice-It Worldwide, re-joined the Board and in July of 1997, Mr. Richard Mangerelli, CEO of Cybertel Communications, joined the Board.

     Registrant's office is located at 445 Marine View Avenue, Suite 260, Del Mar, California 92014; telephone 619-481-2400. Registrant moved to these offices in March 1997. Registrant had five full time employees during the year ended July 31,1997.

(b)  Narrative Description of Business

     Registrant specializes in golf-related business opportunities. Opportunities include specialty retailing, driving range operation and management when combined with specialty retailing, venture funding for select manufacturers, and other golf related activities.

     Its first operation, Back Nine Golf, is a management/retailing operation that: 1)Acquires operating rights at public driving ranges on a leveraged basis, and 2)Ensures the increased success/profitability of the range with installation of a Back Nine Clubhouse. Back Nine has a unique customer generation, marketing and retention system. The system drives range profitability, the range retail operation and off-site customer relations.

     Ranges targeted for acquisition are, initially smaller facilities with 36-60 hitting spaces and sufficient space for a retail presence and practice area.

     75% of Back Nine's early members expressed interest in lessons/game improvement. Success at each facile is based upon creating a desirable teaching facility, the number of members enrolled at each facility, continuous print and telephonic communication; the ability to outbound market based upon information they provide, and the periodic introduction of new goods and services for them to purchase. The range operation is a significant profit center and a natural link to the Clubhouse and the Member presentation. The Clubhouse is the marketing arm for the entire operation.

     There are over 2,000 ranges in the United States. Back Nine seeks to implement its management/marketing system by capturing a 10-15% market share of these ranges over a 3-5 year period.

     Back Nine Golf will contribute to the larger success of Registrant because it creates :

- Cash flow from range operations and merchandise sales from two different sources.
-    An expanding customer base who assist in the merchandising.
-    Awareness of new products where the Company may elect to invest.
- Creates opportunities for new businesses using the Back Nine membership base.

     Registrant will grow or acquire related businesses using the back Nine membership to aid in their growth. Later, Registrant may add value to its shareholders by offering all or a portion of its portfolio of grown/acquired companies via public offerings, mergers, etc.

     Registrant, until its entry into the golf industry as an operating company, had been generally engaged in the business of owning minority working interests in oil and as properties located in the states of Montana and Texas. Registrant's oil and gas interests are subject to working agreements and operating agreements whereby the reports are operated by an unaffiliated operator who, for a fee or a carried interest in the well, manages the well production, sells the production, collects revenues, pays operating expenses and distributes the remaining revenues, if any, to the working interest owners. In general, Registrant's working interest agreements require that Registrant receive a specified percentage of revenues and pay a specified percentage of the well operating costs.

     Net revenues from these wells secures a convertible note in the amount of $75,000 issued by the Registrant in a private placement during 1995 and 1997.

     Industry Competition

     The Registrant encounters strong competition in its business. Better capitalized companies occupy positions of strength both in off course golf merchandise retailing and in golf driving range operation. Registrant believes, however, that its unique customer generation, merchandising and retention system is of significant value in meeting the threats from the competition.

(d)  Government Regulations

     The golf industry is unregulated by the federal government. However, state and local governments, the Professional Golfers Association, and other industry organizations may have an adverse impact on the Registrant's operating capabilities. In addition, federal laws and regulations governing imports and exports could have a material effect upon the business prospects for the Registrant.


ITEM 2.   PROPERTIES

     Registrant leases and operates one retail facility at a driving range in Orange, California. Under an agreement reached in March of 1997, Registrant has first right of refusal to operate retail facilities at 50 of the ranges operated by Supersports, Inc.

      Registrant owns various interests in producing and shut-in oil and gas leases which are located in Montana and Texas.

     Registrant presently hold interests in 7 producing oil and gas properties. Registrant's collective interest in the 7 producing wells gives it ownership of
1.25 net wells. The gross wells were included in Registrant's independent engineering report for fiscal 1985. Registrant also owns a declining number of working interests in several oil and gas prospects in Montana which remained after an exchange of properties with Northland Royalties. In addition, the Company owns interests in some less than marginal Montana wells which were not included in 1986 engineering report.

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

     Registrant's oil and gas property holdings experienced a decline in production in reserves due to the production during the period and management has elected to write down the valuation of the oil and gas assets as rapidly as is prudent.


(b)  Productive Wells and Acreage

     Stanley T. Serocki, an independent petroleum engineer, evaluated the Registrant's proved oil and gas net recoverable reserves as of July 31, 1985, and previous years. Registrant is not required to furnish information concerning its proved oil and gas reserves required by FASB statements 19 and 69 and the Securities and Exchange commission Rules and Regulations because revenues from properties are passive. Evaluations were not prepared for fiscal years 1986 through 1997 for the same reason. Registrant has attempted to provide an estimate (below) of its current reserves by subtracting the net oil and gas production for Registrants 1993, 1994,1995,1996, and 1997 fiscal years from Registrant's net recoverable as of July 31, 1985.

     The estimates presented below are provided by management based on its best judgment.

YEAR ENDED July 31 PROVED RESERVES PROVED DEVELOPED RESERVES

        Natural Gas (Mcf)     Crude Oil (Bbl)   Natural Gas (Mcf)     Crude Oil (Bbl)
        -----------------     ---------------   -----------------     ---------------
1993             290,000                 550             290,000                 550
1994             244,000                 260             244,000                 260
1995             199,000                 140             199,000                 140
1996             150,000                 110             150,000                 110
1997             100,000                  70             100,000                  70

Productive  wells and Producing Areas

     Registrant's interest in gross and net productive wells located on its properties as of July 31, 1997, was as follows:

 WELLS     LOCATION       GROSS     NET
--------  ----------     -------   ------
 Gas       Texas          7         1.25

     Gross and net developed acres covered by Registrant's properties as of July 31, 1997, were as follows:

 LOCATION       GROSS     NET
----------     -------   -----
 Texas          4,344     805
 Montana          640     110

     Drilling Activities

     Registrant's has drilled no productive or dry exploratory wells within its last three fiscal years. Registrant had three marginal wells in Texas plugged and abandoned.

(d)  Present Activities

     As of this date, Registrant has no wells in the process of drilling. In 1993, Registrant wrote down by $329,429, the aggregate value of its remaining wells to more accurately reflect their value. In 1997, Registrant wrote down its wells by $100,000.

(e)  Delivery Commitment

     Registrant has no direct contracts or agreements to provide a fixed and determinable quantity of oil or gas in the future to any entity.


ITEM 3.   LEGAL PROCEEDINGS

          There are no legal proceedings against the Company as of July 31, 1997.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          In October 1996, shareholders approved a 1:2 reverse split of the Common Shares; a re-incorporation in the state of Nevada; the issuance of 5,000,000 shares of preferred stock; the name change from INCORP, Inc. to Customer Sports, Inc. And a mandate to fund and carry out the Back Nine plan of operation. Results of the vote indicated 97 percent approval.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER  MATTERS

(a)  Market Information

     The Registrant's common stock was traded in the national over-the-counter market, and was quoted on the NASDAQ system (Symbol INVT/ INVTE) until December 31, 1988. In January, 1989 the NASD notified the Registrant that its shares were being de-listed for lack of market-makers. The Registrant's shares were then quoted in the Pink Sheets provided by the NASD. In June 1989, the Registrant appealed the decision at a hearing conducted in San Francisco. The Registrant was notified shortly thereafter that inclusion in the NASDAQ system was denied because of the lack of active business operations.

     In November 1996, Brookstreet Securities filed a 15c2-11 with the NASD and upon approval in May 1997, commenced making a market in the shares of the Registrant on the Electronic Bulletin Board. The Symbol is "CTMR".

     The high and low prices for each quarter of each fiscal year were as follows:


                           1997 Sales Price                 1996 Sales Price
 Quarter Ended bid   High asked      Low bid            High asked      Low bid
------------------- ------------    ---------          ------------    ---------
 October 31                 N/A          N/A                   N/A          N/A
 January 31                 N/A          N/A                   N/A          N/A
 April 30                   N/A          N/A                   N/A          N/A
 July 31                  $.375         $.19                   N/A          N/A

(b)  HOLDERS

     The approximate numbers of Registrant's common stock holders based upon the transfer records of Registrant as of July 31, 1997, was 611. In addition, 103 shareholders hold stock in Street Name.

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

ITEM 6    SELECTED FINANCIAL DATA

     The following is a five year summary of selected financial data.

                              FISCAL YEAR ENDED JULY 31
                             ---------------------------
                              1997        1996         1995        1994         1993
                         ----------  ----------   ----------  ----------   ----------
Oil & Gas Sales (Net)    $  31,039   $  45,015    $  57,561   $  51,571    $  51,537
Net Earnings (Loss)       (265,820)   (388,387)    (119,224)    (59,869)    (118,040)
Total Assets             $ 173,329   $ 275,343    $ 295,263   $ 329,817    $ 362,062
Total Long Term Debt     $ 319,263   $  32,105    $       0   $       0    $       0
Net Gain (Loss)
 Per Share                   (0.02)      (0.02)       (0.01)      (0.00)       (0.00)

No dividends were paid in fiscal 1997 or in the four years prior thereto.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION RESULTS OF OPERATIONS

     (a)  In General

     During fiscal year 1997, Registrant continued to experience severe financial difficulties. The financial difficulties resulted from a continuing lack of capital to be provided by third parties to support the Registrant's entrance into the golf business. During the period, the Registrant ceased sales of Distributorships and returned fees received from certain Distributors. Proceeds from a Private Placement provided $225,000 of working capital for the entire year. Further, oil and gas revenues declined for a variety of reasons such that revenues were insufficient to make timely payments on the $75,000 of long term debt secured by these payments. Registrant has proposed a change in the repayment schedule on this debt and is awaiting debt-holder approval. Registrant anticipates that any arrearages will be made up from other revenue sources associated with its golf business should such anticipated revenues, in fact, be received.

     Management has made arrangements with several broker dealers to offer a Private Placement of one million dollars ($1,000,000) of debt and common stock. Registrant believes that this method of raising capital, while costly, is viable over the course of the coming fiscal year while the golf business is developing provided the selected brokers apply themselves diligently.

  Back Nine seeks to acquire management rights at medium-size. under-performing public driving ranges. Capital is added to improve their appearance, efficiency and operation. The end result is a user-friendly teaching facility bolstered by a high visibility, service oriented pro shop with a unique marketing system that feeds the range operation.

     The range upgrade from a mediocre facility to an educational facility when coupled with the retail marketing system causes an immediate and lasting increase in range traffic, lessons and retail sales. Under Back Nine's typical profit sharing agreement proposed with an existing owner, and because the majority of costs are fixed, increased revenues tend to magnify profits even with a small increase in range utilization from, for example, 24% to 32%. Capital costs to improve the facility are recaptured in about one year and creates annuity type income for the remainder of the lease and option periods.

Existing range operators are recruited into the system by:
 -   Their continuance of their income stream
 -   The possibility of increased income without a capital outlay
 -   An increased business value because of the increased income
 -   Stock Options to further participate in the Back Nine success
 -   The ability to separate themselves from the day-to-day operation

Shortly after contracting with the operator and while upgrading the facility to a teaching facility:

 - Back Nine recruits golfers for membership into its "Back Nine Golf Club" using school Booster Clubs, charitable organizations, and other means. A per-capita fee is paid to these organizations.
 - Each member "Profile" with significant data is entered into computer database for target marketing
 - Members are "driven" to the range by personal phone contact and a monthly newsletter for merchandise, instruction, clinics and special events. Potential members are also contacted via media.
 - The retail Clubhouse is able to feature upstart companies products and close-outs to arouse curiosity along with custom fitting from the teachers. Event sales are an integral part of the sales strategy and public awareness. Major brands are marketed with demo clubs but not inventoried. Off-site, customer service fulfills orders for major brands from the Clubhouses. They outbound market for golf trips, health products and other services. They promote new products prompting range visitation and provide a member services concierge.

      Recruiting of Back Nine Members is everywhere - office buildings, shopping centers, etc. or wherever the booster clubs and charitable organizations wish to go. New members complete a Member Profile for database entry. It provides information about their golfing ability, purchasing habits and attitudes so much is known of the new member and his desires prior to their first purchase!

       Specific marketing of the database allows Back Nine to encourage range/Clubhouse visitation and to introduce other products purchased by golfers somewhere else - travel, nutrition products, phone services, etc. It builds relationships and range traffic.

       It is the outbound marketing of products and services that is Back Nine's hidden force that multiplies its growth and profitability in an exponential way.

      The future of the Registrant in the golf business depends primarily on the number of ranges contracted, retail merchandising at the range and outbound marketing away from the facility.

       It is the intention of Registrant to explore other opportunities in the golf industry that would complement its distribution and sales capabilities.

       Registrant's total stockholder's equity for fiscal 1997 was ($353,976) compared to $(254,036) for fiscal 1996, an increase of $99,940 occasioned by operating losses, depletion, and the start up expenses of the Registrant's new activity. Management personnel re-wrote employment contracts so that arrearages could be capped, paid out over time or converted into equity in the Corporation.

       Registrant has been profitable only once since it filed its initial registration statement with the Securities and Exchange commission in November 1982. Also, Registrant has not generated adequate cash flow from its assets to pay all its existing obligations on a timely basis. The main source of operating revenues has been the Registrant's interests in producing gas wells in Texas. The Texas wells currently produce anywhere from negative balances to $3,500 in net revenues per month. Net revenues are not predictable.

       Registrant does not desire to expend the funds necessary to maintain or bring on line the shut-in wells or to explore the prospects in Montana or expand activities in Texas.

       Registrants day-to-day operating expenses have increased with the commencement of Registrant's new entrance into the golf business. Registrant's management served without cash compensation from 1986 until October 1994. Registrant's office facilities, storage, clerical assistance and administration were provided by affiliates of the President pursuant to an agreement, at a cost of $1500 per month until March 1, 1996 at which time Registrant leased space of sufficient size to house its expected operation for the first year to eighteen months.

       In the judgment of Management, the future success of Registrant is dependent upon the following factors:

 - Establish Back Nine Golf as a viable operating golf entity
 - Obtain necessary capital to implement  the Back Nine operation.
 - Attract and compensate management to carry out the plan.

(b)       Results of Operation

    The production revenues from the oil and gas properties for fiscal year 1997 were $41,720 as compared to $45,015 for fiscal year 1996 as two wells were abandoned. Revenues from the golf business which had been dormant but re-opened for operation in May 1997 were $34,414 vs. $14,400 in 1996.

          Effect of Inflation

     Registrant does not anticipate that inflation will have a serious impact on its operations. Inflation will tend to increase operating expenses and cause a corresponding increase in revenues from the sale of oil and gas production, the prices asked for golf merchandise and less likely, through the appreciation of Registrant's oil and gas property values.

(d)       Subsequent Events

        In early July 1997, Mr. Ronald Brouillette, an officer of the Company resigned to pursue other more lucrative interests. In September, 1997, Mr. Sharp also resigned based principally on the Company's inability to honor his employment contract despite its modification in April of 1997. In October 1997, the Company modified its leases with landlords both at the Company's
Clubhouse and at its corporate offices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements meeting the requirements of Regulation S-X, with the exception of un-audited oil and gas reserve data, are listed in line 14 and are filed by registrant pursuant to Item 8 of this Form

ITEM 9. DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There are not and have not been any disagreements between the Registrant and any of the accountants on any matter of accounting principles or financial statement disclosure.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                DIRECTOR
 NAME                   AGE     SINCE       OFFICE
---------------------- -----   ----------  -------------------------
 Edmund J. Irvine, Jr.  58      1985        Chairman of the Board,
                                            Chief Executive Officer
                                            and President

 S. Michael Sharp       48      1997        Director

 Gary A. Stougaard      46      1995        Director

 Richard Mangerelli     57      1997        Director

 Michael H O'Neal       44      1996        Director

 Alan Margulis          59      1996        Director

 Dennis Altbrandt       53      1997        Director


 BOARD OF DIRECTORS
--------------------
The Board of Directors of Customer Sports, Inc. is comprised of the following individuals:

Edmund J. Irvine, Jr. Chairman of the Board/CEO of Customer Sports
------------------------------------------------------------------
Mr. Irvine is a graduate of the Wharton School of Business of the University of Pennsylvania and the New York Institute of Finance. He was a decorated Naval Aviator in the United States Marine Corps. He spent nearly twenty five years in an executive capacity in investment banking and brokerage with Shearson Hammill, Prudential Bache and Sutro & Co. as well as seven years with his own brokerage firm. He has owned and managed equity based lending organizations and has been associated with finance and banking since 1967. He has been a director of Customer Sports since 1986.

S. Michael Sharp, PhD,
----------------------
Senior Vice President, Operating Officer and Corporate Secretary Mr. Sharp is a graduate of Chapman University, the University of North Dakota, the Amos Tuck School of Business at Dartmouth College and California Coast University. He taught management and communications at several major universities. For the last fifteen years, he has guided development stage companies, helping them emerge as profitable public companies. Immediately prior to joining Customer
Sports, he served as Vice President of Intelligent Surgical Lasers, Inc.

Gary A. Stougaard
-----------------
Mr. Stougaard is Vice President of Development and acting CFO for Hardage Suite Hotels. He has extensive project and P&L experience and spent over six years as an audit manager with Ernst and Whinney. He has directed real estate projects of over $100,000,000 and $122,000,000 in multi- hotel refinancing. He is intimately familiar with public financings, mergers and acquisitions and leverage buyouts.

Michael H. O'Neal
-----------------
Mr. O'Neal is an officer in the firm of H. J. Myers & Co., Inc., a general securities firm. He is a General Securities Principal with over 26 years of experience in municipal finance. He was a partner in the Los Angeles securities firm of Crowell Weeden & Co., Inc. Mr. O'Neal is a former Director of the Los Angeles Municipal Bond Club and has served or headed Boards of other organizations.

Alan D. Margulis
----------------
Mr. Margulis is the past- President and CEO of Medical Parts, Inc., a Chicago based supplier of medical equipment. He was the former CEO, and is now a consultant to, INNOVA, Inc., a $40 million plus public company that traded on NASDAQ specializing in mobile diagnostic and maintenance services to hospitals , clinics, and physicians on a shared cost basis. Mr. Margulis has experience at all levels of engineering, marketing and management. Prior to MMI, Mr. Margulis held a variety of management and executive positions following service as an officer in the US Marine Corps and graduation from the University of Maryland.

Dennis W. Altbrandt
-------------------
Mr. Altbrandt is President and CEO of Voice It Communications, a publicly held company in the hand held voice communications field. He has been a partner in two venture capital firms and was a founder and CEO of Sunward Technologies a $100 million company.

Mr. Altbrandt was with Price Waterhouse for nine years. He has been Chief Financial Officer at several major companies and Chief Executive Officer at two others. He graduated with a degree in accounting from Syracuse University and completed all MBA coursework at the University of San Francisco.

Mr. Richard Mangerelli
----------------------
Mr. Mangerelli is president and CEO of Cybertel Communications, a publicly held communications company that works with affinity groups. He is a retired Colonel from the United States Marine Corps and has run public companies for the last ten years. He has an Undergraduate degree from the University of Connecticut and a Masters of Business degree from Pepperdine University.

ITEM    11.  EXECUTIVE COMPENSATION

   Mr. Irvine received cash compensation during the fiscal year ended July 31, 1997 of $49,160. Of the two other executives who joined the Company in March 1996, Mr. Brouillette was paid $33,900 plus commissions and Mr. Sharp received $35,650. Mr. Sharp also acts as an interim lender to the Registrant in the amount of $40,000. Messrs. Irvine, Sharp and Brouillette received shares and options exercisable for various periods at various prices in exchange for contract modifications during the period.
   Mr. Irvine received 715,500 shares; Mr. Sharp 667,500 shares and Mr. Brouillette received 175,000 additional shares. Mr. Irvine received options for two million shares at $0.10 per share for a period of five years and Mr.
Sharp received one million shares at a price of $0.10 for the same period.

   Directors of the Registrant do not currently receive any fees for attending directors meetings. No officer or director received or is owed cash compensation for meeting attendance for the Registrant's fiscal year ended July 31, 1997.

ITEM    12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT

   The table below sets forth: (I) the number of shares owned of record or beneficially by Registrant's officers and directors as of July 31, 1997; (ii) the number of shares owned by such persons as a group; and (iii) those persons known to Registrant to own of record or beneficially more than five per cent (5%) of Registrant's outstanding common Stock as of July 31, 1994.
Unless otherwise noted, each of the persons reflected in the table possessed the sole power to vote and the sole power to dispose of the shares indicated, except as noted.


COMMON STOCK
------------

Name and Address of  Beneficial Owner:
 Edmund J. Irvine, Jr.              3,481,000*     25.3%
 11339 Sorrento Valley Road, #C
 San Diego, Calif. 92121

 Gary A. Stougaard                    462,500       3.3%
 5721 Chelsea Ave.
 La Jolla, Calif. 92128

 S. Michael Sharp, PhD              1,168,500*      8.5%
 11339 Sorrento Valley Road #C
 San Diego Calif. 92121

 Ronald D. Brouillette, Sr.           681,000*      4.9%
 11339 Sorrento Valley Road, #C
 San Diego, Calif. 92121

Directors and Officers              6,312,050      45.8%

  * Holdings are based upon certain performance provisions.
Other Major Shareholders:

 David A. Tenwick                     800,050       5.8%
 480 Medic Way
 Worthington, Ohio 43085

 Frank DeMarco, Trustee (1)           600,000       4.4%
 899 El Centro St., Suite 201 South
 Pasadena, Calif.  91030

 Unified Professional Services        575,000       4.3%
 c/o David Bustrum
 1316 North Walnut
 LaHabra Heights Calif. 90631

 Leo Calabrase, Jr.                   387,500       2.8%
 18173 Verano Drive
 San Diego, Calif. 92128

ITEM    13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

   During its fiscal year 1986, Registrant issued 1,600,000 and 400,000 shares of its Common Stock to Mr. David A. Tenwick and Mr. Edmund J. Irvine, Jr., respectively, as compensation for their services as officers of Registrant.

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

   During its fiscal year 1990, Registrant issued 150,000 shares to Mr. Leo
Calabrase, Jr. for his services in researching and verifying the use of the Registrant's tax-loss carry-forward in conjunction with the accounting firm of Ernst and Young.

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

   During Fiscal Year 1997, the Board authorized the issuance of 3,388,000 shares in connection with its Private Placement and for services. In addition, options for 2,000,000 shares and 1,000,000 shares were issued to Messrs.
Irvine and Sharp respectively.



                                    PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8 - K


   A.   Financial Statements

   B.   Consent of Independent Auditors

   C.   Reports on Form 8-k

        None

                                  SIGNATURES

                                 INCORP, INC.

Dated: Dec. 9, 1997                      By:/S/ Edmund J. Irvine, Jr.
                                            -------------------------
                                            EDMUND J. IRVINE, JR.
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on the dates listed below on behalf of the Registrant and in the capacities indicated.

Signature                   Date         Title
_______________________    __________    _________________________________

/S/ Edmund J. Irvine Jr.   12/09/1997
________________________   __________
EDMUND J. IRVINE, JR.                    Chief Executive Officer Director

/S/ S. Michael Sharp       12/09/1997
________________________   __________
S. MICHAEL SHARP                         Chief Financial Officer Director


________________________   __________
RICHARD MANGERELLI                       Director

________________________   __________
ALAN  D. MARGULIS                        Director

________________________   __________
MICHAEL H O'NEAL                         Director

________________________   __________
DENNIS ALTBRANDT                         Director

________________________   __________
GARY A. STOUGAARD                        Director

                             Customer Sports, Inc.

                             FINANCIAL STATEMENTS

                                 JULY 31, 1997
                                       &
                                 JULY 31, 1996

/Letterhead/
                            Schvaneveldt & Company
                          Certified Public Accountant
                           275 E. South Temple, #300
                          Salt Lake City, Utah 84111
                                 801-521-2392

Darrell T. Schvaneveldt,C.P.A.


                          Independent Auditors Report
                          ---------------------------

Board of Directors
Customer Sports, Inc.

   I have audited the accompanying balance sheets of Customer Sports, Inc., as of July 31, 1997, 1996, and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years ended July 31, 1997 and 1996.
These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

   I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

   In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Customer Sports, Inc., as of July 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended July 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.



/S/ Schvaneveldt & Company
Salt Lake City, Utah
December 8, 1997

                             Customer Sports, Inc.
                                 Balance Sheet
                            July 31, 1997 and 1996

                                                            1997           1996
                                                   -------------     -----------
                                    ASSETS
                                    -------
Current Assets
--------------
   Cash                                              $       234    $     3,248
   Receivables (Note #3)                                   3,213          3,048
   Inventory                                              23,218            500
                                                     ------------   ------------
        Total Current Assets                              26,665          6,796

Other Assets
------------
   Refundable Deposit                                      3,000          3,000
   Equipment - Net                                         8,213          6,151
   Oil & Gas Properties
    (Successful Efforts Method)                          832,901        932,901
   Less Accumulated Depreciation                        (697,450)      (673,505)
                                                     ------------   ------------
         Total Other Assets                              146,664        268,547
                                                     ------------   ------------
         TOTAL ASSETS                                $   173,329    $   275,343
                                                     ============   ============
                      LIABILITIES & STOCKHOLDERS' EQUITY
                      ----------------------------------
Current Liabilities
-------------------
   Accounts Payable & Accrued Expenses               $   133,415    $   320,752
   Notes Payable (Note #5)                               178,965        156,520
                                                     ------------   ------------
          Total Current Liabilities                      312,380        477,272

Long Term Liabilities
---------------------
   Notes Payable (Note #5)                               214,925         52,107

Stockholders' Equity
--------------------
   Capital Stock, 50,000,000 Shares at $0.01
    Par Value; 13,766,790 & 10,390,996
    Shares Issued and Outstanding Restated               137,668        103,910
   Paid In Capital                                     6,404,319      6,272,197
   Deficit in Retained Earnings                       (6,895,963)    (6,630,143)
                                                     ------------   ------------
             Total Stockholders' Equity                 (353,976)      (254,036)
                                                     ------------   ------------
             TOTAL LIABILITIES &
             STOCKHOLDERS' EQUITY                    $   173,329    $   275,343
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements
                             Customer Sports, Inc.
                           Statements of Operations
               For the Years Ended July 31, 1997, 1996, and 1995

                                            1997           1996          1995
                                     ------------   ------------  ------------
Revenues
--------
   Golf Sales & Fees                 $    34,414    $    14,400   $       -0-
                                     ------------   ------------  ------------
       Total Revenues                     34,414         14,400           -0-

Cost of Sales
-------------
   Cost of Golf Sales                      17,746          3,703            -0-
                                      ------------   ------------   ------------
        Gross Profit                       16,668         10,697            -0-

Operating Expenses
------------------
   Consulting Fees                        162,125        285,029         68,999
   General & Administrative
    Expenses                              165,132         84,196         43,137
   Interest Expenses                       47,011         19,967          8,578
   Depreciation & Amortization             25,333         29,067         35,021
   Prior Period Accruals                 (182,133)           -0-            -0-
                                      ------------   ------------   ------------
         Total Costs & Expenses           217,468        418,259        155,735
                                      ------------   ------------   ------------
Loss from Operations                     (200,800)      (407,562)      (155,735)

Other Income (Expenses)
-----------------------
   Gain on Sale of Assets                   6,500            -0-            -0-
   Oil & Gas Revenues                      41,720         45,015         57,561
   Write Off Impaired Oil Wells          (100,000)           -0-            -0-
   Lease Operating Expenses,
    Delayed Rentals, Royalties,
    & Taxes - Oil Well                    (13,240)       (25,840)       (21,050)
                                      ------------   ------------   ------------
          Total Other Income
          (Expenses)                      (65,020)        19,175         36,511
                                      ------------   ------------   ------------
          Net Loss                    $  (265,820)   $  (388,387)   $  (119,224)
                                      ============   ============   ============
    Net Loss Per Share
     Of Common Stock                         (.02)          (.04)          (.02)

    Weighted Average Number
    Of Shares Outstanding
    During Period                      11,598,256       8,974,361      7,265,996


   The accompanying notes are an integral part of these financial statements

                               Customer Sports, Inc.
                         Statements of Stockholders' Equity
                   For the Period August 1, 1994 to July 31, 1997

                                                                           Deficit
                                    Common Stock            Paid In       Retained
                                  Shares        Amount      Capital       Earnings
                            -------------------------------------------------------
Balance, August 1, 1994
Retroactively Restated         7,265,996     $  72,660   $6,214,697    $(6,122,532)

Net Loss Year Ended
July 31, 1995                                                             (119,224)
                            -------------------------------------------------------

Balance, July 31, 1995         7,265,996        72,660    6,214,697     (6,241,756)

Shares Issued for Services
at $.01 Per Share                250,000         2,500        2,500

Shares Issued for Director
Fees at $.01 Per Share           437,500         4,375        4,375

Shares Issued for Services
at $.01 Per Share                175,000         1,750        1,750

Shares Issued for Services
& Incentives at $.01 Per
Share                          2,250,000        22,500       22,500

Shares Issued in
Satisfaction of Debt
Satisfaction at $1.06
Per Share                         12,500           125       26,375

Net Loss Year Ended
July 31, 1996                                                             (388,387)
                            -------------------------------------------------------
Balance, July 31, 1996        10,390,996       103,910    6,272,197     (6,630,143)

Shares Issued for Cash
at $.10 Per Share              1,350,000        13,500      121,500

Shares Issued for Services
at $.01 Per Share              2,038,000        20,380       10,500

Adjustments to Shares
for Rounding                     (12,206)         (122)         122

Net Loss from Operations
Year Ended July 31, 1997                                                  (265,820)
                            -------------------------------------------------------
Balance, July 31, 1997        13,776,790   $   137,668  $ 6,404,319    $(6,895,963)
                            =======================================================

   The accompanying notes are an integral part of these financial statements
                             Customer Sports, Inc.
                           Statements of Cash Flows
                For the Years Ended July 31, 1997, 1996 & 1995

                                                  1997           1996           1995
                                           ------------   ------------   ------------
Cash Flows from Operating Activities
------------------------------------
Net Loss                                   $  (265,820)   $  (388,387)   $  (119,224)
Adjustments to Reconcile Net
 Income (Loss) to Net Cash
 Provided by Operating Activities:
   Write Off of Accounts Payable              (182,133)           -0-            -0-
   Shares of Common Stock Issued
   For Services in Lieu of Cash                 30,880         62,250            -0-
   Write Off of Impaired Assets                100,000            -0-            -0-
   Depreciation                                 25,333         29,067         35,021
Changes in Operating Assets & Liabilities:
 (Increase) Decrease in Receivables               (165)         2,256           (703)
 (Increase) Decrease in Prepaid Expenses           -0-            -0-          1,650
 (Increase) Decrease in Inventory              (22,718)          (500)           -0-
 Increase in Accounts Payable                   76,946        188,219         62,668
 Increase in Refundable Deposit                    -0-         (3,000)           -0-
                                           ------------   ------------   ------------
     Net Cash (Used) by
     Operating Activities                     (237,677)      (110,095)       (20,588)

Cash Flows from Investing Activities
------------------------------------
 Purchase of Equipment                          (4,200)        (6,170)           -0-
 Sale of Assets                                    750            -0-            -0-
                                           ------------   ------------   ------------
      Net Cash (Used) by
      Investing Activities                      (3,450)        (6,170)           -0-
                                           ------------   ------------   ------------
Cash Flows from Financing Activities
------------------------------------
 Sale of Common Shares                         135,000            -0-            -0-
 Increase in Notes Payable                     103,113        130,000         27,687
 Cash Paid on Notes Payable                        -0-        (12,002)        (5,685)
                                           ------------   ------------   ------------
      Net Cash Provided by
      Financing Activities                     238,113        117,998         22,002
                                           ------------   ------------   ------------
      Increase (Decrease) In Cash               (3,014)         1,733          1,414

      Cash at Beginning of Year                  3,248          1,515            101
                                           ------------   ------------   ------------
      Cash at End of Year                  $       234    $     3,248    $     1,515
                                           ============   ============   ============
Disclosures from Operating Activities
-------------------------------------
 Interest                                  $    47,011    $    19,967    $     8,578
 Taxes                                             -0-            -0-            -0-

Significant Non Cash Transactions
---------------------------------
 Stock Issued for Services
   6,225,000 Shares                        $       -0-    $    62,250    $       -0-
 Stock Issued for Services
   2,038,000 Shares                             30,880            -0-            -0-
 Stock Issued in Satisfaction
   of Debt 25,000 Shares                           -0-         26,500            -0-

     The accompanying notes are an integral part of these financial statements

                             Customer Sports, Inc.
                         Notes to Financial Statements

NOTE #1 - Organization
----------------------

The Company was organized under the laws of the State of Utah and commenced business activities on September 25, 1969. Substantially all of the Company's assets were acquired in 1982 and 1983 in exchange for 5,533,164 shares of the Company's common stock.

The Company was engaged in the business of owning and managing oil and gas properties located in the state of Montana, Texas and California. At July 31, 1997, the Company has interest in producing wells in Texas and Montana.

During the year the Company filed a D.B.A. "Back Nine Golf, Inc." in San Diego, California. Incorp, Inc., will now pursue its primary business of marketing golf equipment, accessories, educational aids and motivational media to assist golfers.

NOTE #2 - Summary of Significant Accounting Policies
----------------------------------------------------
Significant Accounting Policies
(1)     The Company uses the accrual method of accounting.
(2) Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
(3) The Company considers all short term, highly liquid investments, that are readily convertible, within ninety days, to known amounts as cash. The Company currently has no cash equivalents.
(4) Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares will be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates. When optioned shares are antidulitve they are not presented.
(5)     Inventories:   Inventories are stated at the lower of cost, determined
        by the FIFO method or market.
(6) Depletion: The Company's policy is to provide depletion based on the units of production method. During the past ten years, depletion has been claimed on the ratio of prior years units of production to estimated revenues.
(7)     Depreciation:   The cost of property and equipment is depreciated over
        the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of
        the related assets or the estimated lives of the assets.   Depreciation
        is computed on the straight line method for reporting purposes and for tax purposes.
(8) The Company considers all short-term, highly liquid investments that are readily convertible to known amounts, within ninety days as cash. (The Company currently has no liquid investments.)
(9) Depletion - The Company's policy is to provide depletion based on the units of production method. During the past ten years, depletion has been claimed on the ratio of prior years units of production to estimated revenues.
(10)    Estimates:   The preparation of the financial statements in conformity
        with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                             Customer Sports, Inc.
                   Notes to Financial Statements -Continued-


NOTE #3 - Receivables
---------------------

                                                    July 31,       July 31,
                                                       1997           1996
                                                ------------   ------------
Receivables consist of the following:
     Current Assets Due from Oil &
     Gas Production & Royalty                   $     3,213    $     3,048
          Total                                 $     3,213    $     3,048
                                                ============   ============

NOTE #4 - Depreciation
----------------------

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $500 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation.

Scheduled below are the assets, costs, lives, and accumulated depreciations at July 31, 1997 and 1996.


                                                Depreciation            Accumulated
                      1997      1996               Expense             Depreciations
Assets                Cost      Cost Life      1997      1996       1997        1996
------------------------------------------------------------------------------------
Furniture &
  Fixtures        $  9,620  $  6,170    5  $    781  $    626   $  1,407    $    626
Compressors          5,116     5,116    5       607     1,050      5,116       4,509
                  -------------------------------------------------------------------
Total Equipment   $ 14,736  $ 11,286               $  1,388  $  1,676       $  6,523       $  5,135
Oil & Gas Wells
 Tangible         $832,901  $932,901       $ 23,945  $ 27,391   $697,450    $673,505

Management believes that its investment in oil and gas wells has been impaired in part because the Company cannot expend additional funds to drill new wells or attempt in increase capacity on its existing wells. The Company has taken an Impairment Write Off of $25,000 in each quarter of this fiscal year and intends to take $25,000 impairment allowance in each quarter of the fiscal year commencing August 1, 1997.

                             Customer Sports, Inc.
                   Notes to Financial Statements -Continued-

NOTE #5 - Notes Payable
-----------------------

The Company has notes payable as follows:
                                                  July 31, 1997       July 31, 1996
                                                 Long     Short      Long     Short
                                                 Term      Term      Term      Term
                                             --------- --------- --------- ---------
Note Payable (Wilson Judgement) Interest
  at 12% per Annum Unsecured                  $    -0-  $ 68,627  $    -0-  $ 68,627

Note Payable - 10% Interest Term 36 Months       7,228     2,772     3,670     6,330

Note Payable - 10% Interest Term 36 Months         940    14,060     5,940     9,060

Note Payable - 10% Interest Term 36 Months         915     9,085     4,248     5,752

Note Payable - 10% Interest Term 36 Months       1,482     8,518     4,815     5,185

Note Payable - 10% Interest Term 3 Months          -0-       -0-       -0-     5,000

Note Payable - 10% Interest Term 3 Months          -0-       -0-       -0-     5,000

Note Payable - 10% Interest Term 3 Months          -0-       -0-       -0-     5,000

Note Payable - 8.5% Interest Term 6 Months         -0-       -0-       -0-    25,000

Note Payable - 12% Interest Term 36 Months       4,166     8,334     8,334     4,166

Note Payable - 12% Interest Term 36 Months       4,166     8,334      8,334    4,166

Note Payable - 10% Interest Term 36 Months       5,099    19,901    13,432    11,568

Note Payable - 10% Interest Term 36 Months       1,666     3,334     3,334     1,666

Note Payable - Eight Investors, 12% Interest
  Term 36 Months                                60,000    30,000       -0-       -0-

Note Payable - Officer, 12% Interest
  Term 36 Months                                44,600     6,000       -0-       -0-

Note Payable - Officer, 12% Interest
  Term 36 Months                                44,076       -0-       -0-       -0-

Note Payable - Officer, 12% Interest
  Term 36 Months                                40,587       -0-       -0-       -0-
                                              --------- --------- --------- ---------
          Total Notes Payable                 $214,925  $178,965  $ 52,107  $156,520
                                              ========= ========= ========= =========

Debt service requirements for all notes are as follows:

                                                       Principal         Amount
                                                      Year Ended            Due
                                                  ---------------    -----------
                                                   July 31, 1997      $ 156,520
                                                   July 31, 1998        178,965
                                                   July 31, 1999         55,662
                                                   July 31, 2000        159,263

                             Customer Sports, Inc.
                   Notes to Financial Statements -Continued-

NOTE #6 - Net Operating Loss Carryforward for Income Tax Purposes
-----------------------------------------------------------------
The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                 Year of Loss              Amount     Expiration Date
               -------------------------------------------------------
                July 31, 1982        $    728,099                1997
                July 31, 1983             181,918                1998
                July 31, 1984             317,779                1999
                July 31, 1985             448,697                2000
                July 31, 1986             570,831                2001
                July 31, 1987             202,722                2002
                July 31, 1988             136,277                2003
                July 31, 1989              11,573                2004
                July 31, 1990              34,099                2005
                July 31, 1991              45,224                2006
                July 31, 1992              31,777                2007
                July 31, 1993              45,230                2008
                July 31, 1994              59,869                2009
                July 31, 1995             119,224                2010
                July 31, 1996             388,387                2011
                July 31, 1997             265,820                2012

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefits that net operating losses may generate.

                                                                 1997           1996
                                                          ------------   ------------
Current Tax Asset Value of Net Operating Loss
   Carryforwards at Current Prevailing Federal
   Tax Rate                                               $   972,206    $ 1,032,470
Evaluation Allowance                                         (972,206)    (1,032,470)
                                                          ------------   ------------
 Net Tax Assets                                           $       -0-    $       -0-
Current Income Tax Expense                                        -0-            -0-
Deferred Income Tax Expense                                       -0-            -0-

NOTE #7 - Lease Commitments
---------------------------

The Company leases office space in San Diego, California at $2,122 per month. The lease is on a month to month basis.

The Company leases a driving range for its golf activities in Orange County, California. The lease has a three-year term with two, three year renewal
options.   The lease commenced April 1, 1997, and will expire on March 31, 2000.

                             Customer Sports, Inc.
                   Notes to Financial Statements -Continued-

NOTE #7 - Lease Commitments -Continued-
---------------------------------------
Lease commitments are as follows:

                                             Fiscal
                                         Year Ended         Amount
                                     ---------------     ----------
                                      July 31, 1997       $  8,000
                                      July 31, 1998         28,000
                                      July 31, 1999         36,000
                                      July 31, 2000         24,000

NOTE #8 - Costs Incurred in Oil & Gas Activities
------------------------------------------------

                                                             July 31,    July 31,
                                                                 1997        1996
                                                           ----------- -----------
Capitalized Costs:
Acquisitions of Producing Oil, Gas & Equipment             $      -0-  $      -0-
   Expensed:
Delay Rents, Royalties and Well Expenses                       13,240      25,840
   Depletion                                                   23,945      27,391

NOTE #9 - Related Party Transactions
------------------------------------
The holders of notes are current officers and others, who during their tenure as Officers, have provided services, or cash, totaling $135,263. These notes bear interest at 12% and have 36 month terms.

NOTE #10 - Subsequent Events
----------------------------
Subsequent to its year end the Vice President and Chief Operating Officer resigned from his position with the Company.

NOTE #11 - Stock Options
------------------------
The Company has an aggregate of $75,000 in notes payable that allow the holders thereof to convert their notes to 500,000 shares at $0.15 per share. The note holder loses convertibility of 3.33% of the original amount for each payment received from the Company.

The Company granted options to two officers as follows:
1. President/Chief Executive Officer, 2,000,000 options to acquire
2,000,000 shares of common stock at $0.10 per shares for a period of five years commencing April 4, 1997.
2. Vice President/Chief Executive Officer, 1,000,000 shares of common stock at $0.10 per share for a period of five years commencing April 4, 1997.

                             Customer Sports, Inc.
                   Notes to Financial Statements -Continued-

NOTE #12 - Consultant Agreement
-------------------------------
On September 23, 1997, the Company modified the Consultant Agreements with two of its Officers as follows:

1. The President and Chief Executive Officer, was to receive a consultant fee of $10,000 per month for three months commencing March 1, 1996 and $15,000 per month commencing July 1, 1996. The Contract stipulated that these consultant fees were contingent upon the Company reaching "benchmark" funded levels. The benchmark-funded level was not met and the Consultant Agreement provided that in such case the President/Chief Executive Officer would receive $5,000 for the first three months and $7,500 for the remaining nine months.

2. The Vice President and Chief Executive Officer, was to receive $7,500 per month for the first three months and $10,000 for the remaining nine months. Again, since the benchmark-funded level, was not met, the consulting agreement granted him $3,750 for three months and $5,000 for the remaining nine months. The Vice President resigned September 29, 1997.

NOTE #13 - Non Cash Financing and Investing Activities
------------------------------------------------------
The Company has issued 6,225,000 shares of its common stock for services valued at $62,250 in 1995 and 1996. In addition, the Company issued 25,000 shares of its common stock in settlement of a $26,500 account payable.

The Company issued 2,038,000 shares at $0.01 per share, for services received during the year ended July 31, 1997.