Form 10QSB
period 1997-10-31
CUSTOMER SPORTS INC
filed 1997-12-23
CIK 51853

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

              For the Quarter Ended                         Commission File No.
                 October 31, 1997                                  0-5304

                              CUSTOMER SPORTS, INC.

                     UTAH                                         87-0282745
   (State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)


          455 Marine View Avenue, Suite 260, Del Mar, California 92014
                    (Address of Principal Executive Offices)

Registrant's telephone number including area code:   (619) 481-2400

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

                         Yes    X       No
                             ------         ------
     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

     Common Stock, Par Value $.01 Per Share, 13,984,290 Shares Outstanding at October 31, 1997.
                              CUSTOMER SPORTS, INC.
                                TABLE OF CONTENTS

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

                              Customer Sports, Inc.
                           Balance Sheets (Unaudited)
                        October 31, 1997 & July 31, 1997

                                                         October           July
                                                        31, 1997       31, 1997
                                                     ------------   ------------
                                     Assets
Current Assets
--------------
  Cash                                               $     1,691    $       234
  Receivables                                              3,213          3,213
  Inventory                                               23,218         23,218
                                                     ------------   ------------

       Total Current Assets                               28,122         26,665

Other Assets
------------
  Refundable Deposit                                       3,000          3,000
  Equipment - Net                                          7,608          8,213
  Oil & Gas Properties
   (Successful Efforts Method)                           807,901        832,901
  Less Accumulated Depreciation                         (702,334)      (697,450)
                                                     ------------   ------------

       Total Other Assets                                116,175        146,664
                                                     ------------   ------------
       Total Assets                                  $   144,297    $   173,329
                                                     ============   ============

                       Liabilities & Stockholders' Equity
Current Liabilities
-------------------
  Accounts Payable & Accrued Expenses                $   145,052    $   133,415
  Note Payable                                           178,965        178,965
                                                     ------------   ------------
       Total Current Liabilities                         324,017        312,380

Long Term Liabilities
---------------------
  Notes Payable                                          219,925        214,925
                                                     ------------   ------------
Stockholders' Equity
--------------------
  Capital Stock 50,000,000 Shares at
   $0.01 Par Value; 13,984,290
   & 13,766,790 Shares Issued
   & Outstanding Respectively                            139,843        137,668
  Paid In Capital                                      6,424,519      6,404,319
  Deficit in Retained Earnings                        (6,964,007)    (6,895,963)
                                                     ------------   ------------
       Total Stockhodlers' Equity                       (399,645)      (353,976)
                                                     ------------   ------------
       Total Liabilities &
       Stockholders' Equity                           $  144,297    $   173,329
                                                     ============   ============



    The accompanying notes are an integral part of these financial statements

                              Customer Sports, Inc.
                      Statements of Operations (Unaudited)
               For the Periods August 1, 1997 to October 31, 1997
                     and August 1, 1996 to October 31, 1996

                                                            1997           1996
                                                    -------------   ------------
Revenues
--------
  Golf Sales & Fees                                 $     15,492    $    21,617
                                                    -------------   ------------
       Total Revenues                                     15,492         21,617

Cost of Sales
-------------
  Cost of Golf Sales                                       1,415          4,577
                                                    -------------   ------------
       Gross Profit                                       14,077         17,040

Operating Expenses
------------------
  Consulting Fees                                         25,975         19,575
  General & Administrative Expenses                       21,619         31,921
  Interest Expenses                                       11,637          7,275
  Depreciation & Amortization                              5,489          5,490
                                                     ------------   ------------
       Total Costs & Expenses                             64,720         64,261
                                                     ------------   ------------

Loss from Operations                                     (50,643)       (47,221)
--------------------

Other Income (Expenses)
-----------------------
  Gain on Sale of Assets                                   2,550            -0-
  Oil & Gas Revenues                                       8,721          9,379
  Write Off Impaired Oil Wells                           (25,000)       (25,000)
  Lease Operating Expenses,
   Delayed Rentals, Royalties,
   & Taxes Oil Wells                                      (3,672)        (3,096)
                                                     ------------   ------------
       Total Other Income (Expenses)                     (17,401)       (18,717)
                                                     ------------   ------------
       Net Loss                                      $   (68,044)   $   (65,938)
                                                     ============   ============
       Net Loss Per Share
       Of Common Stock                                      (.00)          (.01)

       Weighted Average Number Of
       Shares Outstanding During
       Period                                         13,875,540     10,390,996



    The accompanying notes are an integral part of these financial statements

                              Customer Sports, Inc.
                       Statement of Cash Flows - Unaudited
               For the Periods August 1, 1997 to October 31, 1997
                      & August 1, 1996 to October 31, 1996

                                                            1997           1996
                                                     ------------   ------------
Cash Flows from Operating Activities
------------------------------------
  Net (Loss) from Operations                         $   (68,044)   $   (65,938)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities
     Non Cash Consulting Fees                             16,750            -0-
     Depreciation                                          5,489          5,490
     Write Off Impaired Assets                            25,000         25,000
  Changes in Operating Assets & Liabilities
   (Increase) Decrease in Receivable                         -0-            -0-
   Increase (Decrease) in Accounts Payable                11,637          7,275
                                                     ------------   ------------
       Net Cash Provided (Used) by
       Operating Activities                               (9,168)       (28,173)

Cash Flows from Investing Activities                         -0-            -0-
------------------------------------                 ------------   ------------
       Net Cash Provided (Used) by
       Investing Activities                                  -0-            -0-
                                                     ------------   ------------

Cash Flows from Financing Activities
------------------------------------
  Sale of Common Shares                                    6,375         10,000
  Increase in Notes Payable                                4,250         15,000
  Payment on Notes Payable                                   -0-            -0-
                                                     ------------   ------------
       Net Cash Provided (Used) by
       Financing Activities                               10,625         25,000
                                                     ------------   ------------
       Increase (Decrease) in Cash                         1,457         (3,173)
                                                     ------------   ------------
       Cash at Beginning of Period                           234          3,248
                                                     ------------   ------------
       Cash at End of Period                         $     1,691    $        75
                                                     ============   ============
Disclosures from Operating Activities
-------------------------------------
  Interest                                           $    11,637    $     7,275
  Taxes                                                      -0-            -0-


    The accompanying notes are an integral part of these financial statements

                              Customer Sports, Inc.
                    Notes to Financial Statements (Unaudited)
ITEM I

NOTE #1 - Basis of Presentation
-------------------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ending October 31, 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1997.


ITEM II

Management's Discussion and Analysis of Financial Condition and Results of Operation

     Total operating revenues for the quarter ended October 31, 1997 were $26,763 compared to $30,996 for the quarter ended October 31, 1996.

     Total operating expenses for the quarter ended October 31, 1997 were $64,720 compared to $64,261 for the quarter ended October 31, 1996 due to expenses related to establishment of the Company's golf business.

     During the period, Registrant signed a sales agreement with Stockton Equities, Inc., a licensed NASD broker dealer to offer for sale units of the Registrant's new Private Placement of Securities as the agreement with LaJolla capital had lapsed and Registrant had no interest in renewal.

     Sales of golf equipment and accessories lagged estimates because of lack of capital to promote the shop and the business. Oil and gas revenues continued their orderly decline during the period and Registrant wrote down the value of the oil and gas holdings by an additional $25,000.

     The Company entered into modifications of its leases both at its executive headquarters and at its retail facility. These modifications which commenced at the end of October called for a rental reduction at the executive office to $750 monthly for less space and reduced services. Registrant's intent is to move these offices closer to what will become the core of its operations in Orange County, California. This will provide reduced commuting time for operational personnel. The Registrant also entered into a rental abatement and sales sharing agreement at its retail facility until such time as Stockton Equities provides the agreed upon capital.

     Both agreements were personally guaranteed by Mr. Edmund Irvine, Chairman of the Registrant.

                                     PART II

                                OTHER INFORMATION

          During the period Registrant, accepted with regret, the resignation of
S. Michael Sharp as Chief Operating Officer. He will remain as Corporate secretary and as a member of the Board of Directors.

          During the period, Mr. Richard Mangerelli, president of Cybertel Communications was nominated for and elected to the Board of Directors to serve until the elections at the Registrant's shareholder meeting tentatively scheduled for early 1998.

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



                                             CUSTOMER SPORTS, INC.
                                              (Registrant)



                                             /S/ Edmund J. Irvine
Date: -----------------                      By:  -----------------------
      December 22, 1997                           Edmund J. Irvine, Jr.
                                                  President

                                             /S/ S. Michael Sharp
Date: ----------------                       By:  -----------------------
      December 22, 1997                           S. Michael Sharp
                                                  Secretary