Form 10QSB
period 1998-01-31
CUSTOMER SPORTS INC
filed 1998-05-18
CIK 51853

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                       Commission File No.
   January 31, 1998                                             0-5304

                              CUSTOMER SPORTS, INC.

              UTAH                                              87-0282745
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification No.)


1023 Reliance Way Del Mar, California 92014
                    (Address of Principal Executive Offices)

Registrant's telephone number including area code:(619) 481-2400

Former name, former address, and former fiscal          455 Marine View Avenue,
year end, if changed since last report.    Suite 260, Del Mar, California 92014

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days:

Yes     X       No
     -------        -------
     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

     Common Stock, Par Value $.01 Per Share, 16,984,290 Shares Outstanding at January 31, 1998.
                              CUSTOMER SPORTS, INC.
                                TABLE OF CONTENTS

PART I    FINANCIAL STATEMENTS

     ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

               Balance Sheets. . . . . . . . . . . . . . . . . . . . . . .3

               Statement of Operations . . . . . . . . . . . . . . . . . .4

               Statement of Cash Flows . . . . . . . . . . . . . . . . . .5

               Note to Financial Statements. . . . . . . . . . . . . . . .6

ITEM 2         MANAGEMENT DISCUSSION AND FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

PART II        OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .7

                      SIGNATURES . . . . . . . . . . . . . . . . . . . . .8

                              Customer Sports, Inc.
                                  Balance Sheet
                   January 31, 1998 Unaudited & July 31, 1997

                                                    January           July
                                                   31, 1998       31, 1997
                                                ------------   ------------
                                     ASSETS
                                     ------
Current Assets
--------------
  Cash                                          $       200    $       234
  Receivables (Note #3)                               3,213          3,213
  Inventory                                          23,218         23,218
                                                ------------   ------------
      Total Current Assets                           26,631         26,665

Other Assets
------------
  Prepaid Advertising Promotional Services
   and Banking Services                             220,000            -0-
  Refundable Deposit                                  3,000          3,000
  Equipment - Net                                     7,003          8,213
  Oil & Gas Properties
   (Successful Efforts Method)                      782,901        832,901
  Less Accumulated Depreciation                 (   709,316)   (   697,450)
                                                ------------   ------------
      Total Other Assets                            303,588        146,664
                                                ------------   ------------
      TOTAL ASSETS                               $  330,219     $  173,329
                                                ============   ============

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------
Current Liabilities
-------------------
  Cash in Bank Overdraft                         $      274     $      -0-
  Accounts Payable & Accrued Expenses               156,689        133,415
  Notes Payable (Note #5)                           178,965        178,965
                                                ------------   ------------
      Total Current Liabilities                     335,928        312,380

Long Term Liabilities
---------------------
  Notes Payable (Note #5)                           225,675        214,925

Stockholders' Equity
--------------------
  Capital Stock, 50,000,000 Shares at $0.01
   Par Value; 16,984,290 & 13,766,790
   Shares Issued and Outstanding Restated           169,843        137,668
  Paid In Capital                                 6,615,019      6,404,319
  Deficit in Retained Earnings                  ( 7,016,246)   ( 6,895,963)
                                                ------------   ------------
      Total Stockholders' Equity                (   231,384)   (   353,976)
                                                ------------   ------------
      TOTAL LIABILITIES &
      STOCKHOLDERS' EQUITY                      $   330,219    $   173,329
                                                ============   ============

                             See Accompanying Notes

                              Customer Sports, Inc.
                       Statement of Operations (Unaudited)
            For the Three Months Period Ended January 31, 1998 & 1997
                and the Six Months Ended January 31, 1998 & 1997

                                        For the Three            For the Six
                                         Months Ended             Months Ended
                                     January     January      January     January
                                    31, 1998    31, 1997     31, 1998    31, 1997
                                   ----------  ----------   ----------  ----------
Revenues
--------
  Golf Sales & Fees                $   8,825   $   6,376    $  24,317   $  27,993
                                   ----------  ----------   ----------  ----------
     Total Revenues                    8,825      6,376        24,317      27,993

Cost & Expenses
---------------
   Cost of Golf Sales                  1,050       5,237        2,465       9,815
                                   ----------  ----------   ----------  ----------
     Gross Profit                      7,775       1,139       21,852      18,178

Operating Expenses
------------------
  General & Administrative
   Expenses                           34,384     114,463       93,613     173,233
  Depreciation & Amortization          7,587       4,553       13,076      10,043
                                   ----------  ----------   ----------  ----------
     Total Cost & Expenses            41,971     119,016      106,689     183,276
                                   ----------  ----------   ----------  ----------
Loss from Operations               (  34,196)  ( 117,877)   (  84,837)  ( 165,098)

Other Income (Expenses)
-----------------------
  Gain on Sale of Assets                 -0-         -0-        2,550         -0-
  Oil & Gas Revenues                  12,470       7,674       21,190      17,053
  Lease Operating Expenses
   Delayed Rentals, Royalties,
   & Taxes - Oil Well              (   5,514)        -0-    (   9,186)  (   3,096)
  Oil Well Impairment              (  25,000)  (  25,000)   (  50,000)  (  50,000)
                                   ----------  ----------   ----------  ----------
     Total Other Income (Loss)     (  18,044)  (  17,326)   (  35,446)  (  36,043)
                                   ----------  ----------   ----------  ----------
     Net Loss                      ($ 52,240)  ($135,203)   ($120,283)  ($201,141)
                                   ==========  ==========   ==========  ==========
     Net Loss Per Share of
     Common Stock                  ($    .01)  ($    .01)   ($    .01)  ($    .01)

     Weighted Average Number
     Of Shares Outstanding
     During Period                15,384,290  13,766,790   15,384,290  13,766,790

                             See Accompanying Notes

                              Customer Sports, Inc.
                       Statement of Cash Flows (Unaudited)
             For the Six Month Period Ending January 31, 1998 & 1997

                                                                 Six Month Period Ending
                                                         January        January
                                                        31, 1998       31, 1997
                                                     ------------   ------------
Operating Expenses
------------------
  Net (Loss) from Operations                         ($  120,283)   ($  201,141)
  Adjustments to Reconcile Net Income (Loss)
   to Net Cash Provided by Operating Activities:
     Depreciation                                         13,076         10,043
     Write Off of Oil Well Impairment                     50,000         50,000
  Non Cash Stock Issued for Services
   Rounding Adjustments                                   16,750            -0-
  Changes in Operating Assets & Liabilities
   (Increase) Decrease in Receivables                        -0-            -0-
   Increase (Decrease) in Accounts Payable                23,274         14,550
                                                     ------------   ------------
     Net Cash Provided (Used) by
     Operating Activities                            (    17,183)   (   126,548)

Cash Flows From Investing Activities                         -0-            -0-
------------------------------------                 ------------   ------------

     Net Cash Provided (Used) by
     Investing Activities                                    -0-            -0-

Cash Flows from Financing Activities
------------------------------------
  Increase in Notes Payable                               13,000         50,000
  Sale of Common Shares                                    6,375         75,000
  Payment on Notes Payment                           (     3,000)           -0-
  Increase in Cash in Bank Overdraft                         274            -0-
  Contributed Capital                                        500            -0-
                                                     ------------   ------------
     Net Cash Provided (Used) by
     Financing Activities                                 17,149        125,000
                                                     ------------   ------------
     Increase (Decrease) in Cash                     (        34)   (     1,548)

     Cash at Beginning of Period                             234          3,248
                                                     ------------   ------------
     Cash at End of Period                           $       200    $     1,700
                                                     ============   ============
Disclosures from Operating Activities
  Interest                                           $    23,274    $    14,550
  Taxes                                                      -0-            -0-

                             See Accountant's Notes

                              Customer Sports, Inc.
                    Notes to Financial Statements (Unaudited)

ITEM I

NOTE #1 - Basis of Presentation
-------------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending October 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1997.

ITEM II

Management's Discussion and Analysis of Financial Condition and Results of Operation

For the six months period August 1, 1997 to January 31, 1998, operating revenues were $24,317 compared to $27,993, for the corresponding fiscal year ending January 31, 1997. Operating cost August 31, 1997 to January 31, 1998, period were $106,689 compared to $183,276 for the same fiscal period of the preceding year.

Total operating revenues from operations for the quarter ended January 31, 1998 were $41,971 compared to $6,376 for the quarter ended January 31, 1997. Total operating expenses for the quarter ended January 31, 1998, were $41,971 compared to $119,016 for the quarter ended January 31, 1997.

During the period, Registrant signed a sales agreement with Stockton Equities, Inc., a licensed NASD broker to offer for sale units of the Registrant's new Private Placement of Securities as the agreement with LaJolla capital had lapsed and Registrant had no interest in renewal.

Sales of golf equipment and accessories were less than estimates because of lack of capital to promote the shop and the business. Oil and gas revenues continued their orderly decline during the period and Registrant wrote down the value of the oil and gas holdings by an additional $25,000.

The Company entered into modifications of its leases both at its executive headquarters and at its reality facility. These modifications which commenced at the end of October called for a rental reduction at the executive office to $750 monthly for less space and reduced services. Registrant's intent is to move these offices closer to what will become the core of its operations in Orange County, California. This will provide reduced commuting time for operational personnel. The Registrant also entered into a rental abatement and sales sharing agreement at its retail facility until such time as Stockton Equities provides the agreed upon capital.

Both agreements were personally guaranteed by Mr. Edmund Irvine, Chairman of the Registrant.

                                     PART II

                                OTHER INFORMATION


Item 1  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . None

Item 2  Changes in the Rights of the Company's Security Holders  . . . . . None

Item 3  Defaults by the Company on its Senior Securities . . . . . . . . . None

Item 4  Results of Votes of Security Holders . . . . . . . . . . . . . . . None

Item 5  Other Information

During the period, Registrant received the resignation of Mr. Alan Margulis from the Board and appointed two new directors, Mr. Eldon Clawson and Mr. William Carr, both of whom are shareholders of the Company.

During the period, Registrant modified its rental agreement with its landlord at the Canal Street facility such that Registrant would pay to the landlord fifty percent of monthly merchandise sales. In addition, Registrant agreed to rent office space from its Chairman in an effort to cut overhead at its corporate offices. This resulted in a rental decline from $2,178 to $750 monthly and became effective November 1, 1997.

During the period, Registrant canceled it proposed financing agreement with Stockton Equities and began exploring alternative methods of financing its expansion.

During the period, the Registrant filed a Form S-8 Registration Statement with the Securities and Exchange Commission covering the issuance and registration of three million shares of the Registrant's common stock which were issued to a third party individual under contracts with the Registrant to provide public relations, stockholders relations and promotional services. The Registrant issued 1,000,000 shares of registered common stock which was trading at $0.20 per share at the issue date and 2,000,000 shares of restricted stock for the services. The Company booked the transactions at the trading value of the Registered Stock, $200,000 and the par value of the restricted stock, $20,000.

Item 6 Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Customer Sports, Inc. (Registrant)



                                        /S/ Edmund J. Irvine
Date: May 15, 1998                      By:______________________
                                        Edmund J. Irvine, Jr.
                                        President