Form 10QSB
period 1998-03-31
CUSTOMER SPORTS INC
filed 1998-06-16
CIK 51853

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                       Commission File No.
   April 30, 1998                                               0-5304

                              CUSTOMER SPORTS, INC.
             (Exact name of registrant as specified in its charter)

              UTAH                                              87-0282745
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification No.)


                  1023 Reliance Way Del Mar, California 92014
                    (Address of Principal Executive Offices)

Registrant's telephone number including area code:                (619) 481-2400

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

Yes     X      No
     ------         -----
     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

     Common Stock, Par Value $.01 Per Share, 17,984,290 Shares Outstanding at April 30, 1998.

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

               Note to Financial Statements. . . . . . . . . . . . . . . .6

ITEM 2         MANAGEMENT DISCUSSION AND FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

PART II        OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .7


                      SIGNATURES . . . . . . . . . . . . . . . . . . . . .8

                              Customer Sports, Inc.
                                  Balance Sheet
                   April 30, 1998 Unaudited and July 31, 1997

                                                            1998           1997
                                                     ------------   ------------
                                        ASSETS
                                        ------
Current Assets
--------------
  Cash                                               $    15,587    $       234
  Receivables                                              3,213          3,213
  Inventory                                                7,218         23,218
                                                     ------------   ------------
      Total Current Assets                                26,018         26,665

Other Assets
------------
  Refundable Deposit                                       3,000          3,000
  Equipment - Net                                          3,755          8,213
  Oil & Gas Properties
   (Successful Efforts Method)                           757,901        832,901
  Less Accumulated Depreciation                      (   713,287)   (   697,450)
  License                                                 10,000            -0-
  Prepaid Advertising & Promotional                      201,500            -0-
                                                     ------------   ------------
      Total Other Assets                                 262,869        146,664
                                                     ------------   ------------
      TOTAL ASSETS                                   $   288,887    $   173,329
                                                     ============   ============
                          LIABILITIES & STOCKHOLDERS' EQUITY
                          ----------------------------------
Current Liabilities
-------------------
  Accounts Payable & Accrued Expenses                $   186,326    $   133,415
  Notes Payable                                          178,965        178,965
                                                     ------------   ------------
      Total Current Liabilities                          365,291        312,380

Long Term Liabilities
---------------------
  Notes Payable                                          280,175        214,925

Stockholders' Equity
--------------------
  Capital Stock, 50,000,000 Shares at $0.01
   Par Value; 17,984,290 & 13,766,790
   Shares Issued & Outstanding Restated                  179,843        137,668
  Paid In Capital                                      6,615,019      6,404,319
  Deficit in Retained Earnings                       ( 7,151,441)   ( 6,895,963)
                                                     ------------   ------------
      Total Stockholders' Equity                     (   356,579)   (   353,976)
                                                     ------------   ------------
      TOTAL LIABILITIES &
      STOCKHOLDERS' EQUITY                           $   288,887    $   173,329
                                                     ============   ============

                              See Accompanying Note

                              Customer Sports, Inc.
                      Statements of Operations (Unaudited)
             For the Three Months Period Ended April 30, 1998 & 1997
                  & the Nine Months Ended April 30, 1998 & 1997

                                       Three Months Ended        Nine Months Ended
                                        April       April        April       April
                                         1998        1997         1998        1997
                                    ----------  ----------   ----------  ----------
Revenues
--------
  Golf Sales & Fees                 $   3,798   ($  4,223)   $  28,115   $  23,770
                                    ----------  ----------   ----------  ----------
     Total Revenues                     3,798   (   4,223)      28,115      23,770

Cost of Expenses
----------------
  Cost of Golf Sales                   22,049   (     739)      24,514      13,223
                                    ----------  ----------   ----------  ----------
     Gross Profit                   (  18,251)  (   3,484)       3,601      10,547

Operating Expenses
------------------
  General & Administrative
   Expenses                            93,157      99,441      186,771     265,915
  Depreciation & Amortization           4,576       9,727       17,652      19,770
  Prior Years Adjustment                  -0-   ( 182,133)         -0-   ( 182,133)
                                    ----------  ----------   ----------  ----------
     Total Cost & Expenses             97,733   (  72,965)     204,423     103,552

Profit or (Loss) from Operations    ( 115,984)     69,481    ( 200,822)  (  93,005)

Other Income (Expenses)
-----------------------
  Oil & Gas Revenues                    7,090      16,302       28,281      33,355
  Lease Operating Expenses
   Delayed Rentals, Royalties,
   & Taxes - Oil Well               (   1,302)  (   3,625)   (  10,488)  (   9,333)
  Oil Well Improvement              (  25,000)  (  25,000)   (  75,000)  (  75,000)
  Gain on Sale of Asset                   -0-       6,500        2,550       6,500
                                    ----------  ----------   ----------  ----------
     Total Other Income (Loss)      (  19,212)  (   5,823)    ( 54,657)  (  44,478)
                                    ----------  ----------   ----------  ----------
     Net Loss                       ($135,196)  $  63,658    ($255,479)  ($137,483)

     Net Loss Per Share of
     Common Stock                   ($    .01)  $     .01    ($    .02)  ($    .01)

     Weighted Average Number
     Of Shares Outstanding
     During Period                 16,250,956  13,776,790   16,250,956  13,776,790

                              See Accompanying Note

                              Customer Sports, Inc.
                        Statement of Cash Flows Unaudited
                              April 30, 1998 & 1997

                                                            1998           1997
                                                     ------------   ------------
Cash Flows from Operating Expenses
----------------------------------
  Net (Loss) from Operations                         ($  255,479)   ($  137,483)
  Adjustments to Reconcile Net Loss to
   Net Cash Provided by Operating Activities
      Write Off Oil Wells                                 75,000         75,000
      Depreciation                                        17,652         19,770
      Non Cash Expenses                                   53,894            370
      Adjustment of Prior Year Accounts Payable              -0-    (   182,133)
  Changes in Operating Assets & Liabilities
   (Increase) Decrease in Inventory                          -0-    (     4,147)
   (Increase) Decrease in Accounts Receivable                -0-            763
   (Increase) Decrease in Refundable Deposits                -0-    (     3,000)
   Increase (Decrease) in Accounts Payable                52,911         23,261
                                                     ------------   ------------
      Net Cash Provided (Used) by
      Operating Expenses                             (    56,022)   (   207,599)

Cash Flows from Investing Activities
------------------------------------
  Purchase of Equipment                                      -0-    (     1,036)
  Proceeds from Sale of Wells Rights                         -0-            750                   ------------   ------------
      Net Cash Provided (Used) by
      Investing Activities                                   -0-    (       286)

Cash Flows from Financing Activities
------------------------------------
  Sale of Common Shares                                    6,375        105,000
  Payment on Notes Payable                          (     12,000)           -0-
  Increase in Notes Payable                               76,500        108,113
  Contributed Capital                                        500            -0-
                                                     ------------   ------------
      Net Cash Provided (Used) by
      Financing Activities                                71,375        213,113
                                                     ------------   ------------
      Increase (Decrease) in Cash                         15,353          5,228

      Cash at Beginning of Period                            234          3,248
                                                     ------------   ------------
      Cash at End of Period                          $    15,587    $     8,476
                                                     ============   ============

                              See Accompanying Note

                              Customer Sports, Inc.
                    Note to Financial Statements (Unaudited)
ITEM I

NOTE #1 - Basis of Presentation
-------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending April 30, 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1997.

ITEM II

Management's Discussion and Analysis of Financial Condition and Results of Operation

For the nine months period August 1, 1997 to April 30, 1998, operating revenues from golf sales were $28,115 compared to $23,770, for the corresponding period ending April 30, 1997. Total operating expenses for the quarter ended April 30, 1998, were $97,733 compared to ($72,965) for the quarter ended April 30, 1997.

Total operating revenues from golf sales for the quarter ended April 30, 1998 were $3,798 compared to $3,798 for the quarter ended April 30, 1997. Operating cost August 31, 1997 to April 30, 1998, period were $204,423 compared to $103,552 for the same fiscal period of the preceding year.

In February, Registrant abandoned its lease at the Supersports Mall of Orange driving range. At the time of its departure, the General Partner of the facility claimed Registrant owed $18,000 for rent and utilities. Registrant, based upon documentation and representations of the General Partner believes that the General Partner owes Registrant amounts exceeding that amount. Registrant has elected arbitration proceedings against General Partner of the facility and intends to pursue the matter vigorously.

Because of this cessation of business, sales of golf merchandise have ceased until another facility is opened.

                                     PART II

                                OTHER INFORMATION

Item 1  Legal Proceedings

The Registrant has initiated an arbitration proceeding against the Lessor of its facility in Orange County, California. The Registrant believes it will prevail in this matter.

Item 2  Changes in the Rights of the Company's Security Holders. . . . . . .None


Item 3  Defaults by the Company on its Senior Securities

The Company entered into negotiation with holders of $75,000 fully amortizing notes regarding re-structuring of the notes and was successful in procuring agreement just prior to the end of the quarter. Under the terms of the agreement, all past payments to the debt holders were re-classified as interest, the notes were brought current and the three year amortization schedule commenced May 1, 1998 with a balloon payment due on November 1, 2000. In addition, the Registrant issued 150,000 shares of common stock in conjunction with this settlement.

Item 4  Results of Votes of Security Holders . . . . . . . . . . . . . . . .None

Item 5  Other Information

During the period, Registrant purchased from BioCon Microbes, Inc., a license to distribute microbial products to golf courses and driving ranges throughout the United States. The Registrant has a non-compete during the first year of the license but is required to purchase $100,000 annual of microbes for the license to become and to remain exclusive. Registrant issued 1,000,000 shares of its common stock for the license and valued the asset on its books at $10,000 or the par value of the securities.

Registrant has reason to believe that the market for the microbial products which purport to save considerable amounts of irrigation water is considerable and valuable.

Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Customer Sports, Inc. (Registrant)



                                                 /S/ Edmund J. Irvine
Date: ---------------                        By: ------------------------
      June 15, 1998                               Edmund J. Irvine, Jr.
                                                  President