Form 10KSB
period 1998-07-31
CUSTOMER SPORTS INC
filed 1999-10-20
CIK 51853

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15 (d)
                 of the Securities and Exchange Act of 1934

For the Fiscal year ended: July 31, 1998         Commission file No. 0-5304

                           CUSTOMER SPORTS, INC.
                           ----------------------
            (Exact name of Registrant specified in its charter)

     Utah                                                       87-0282745
-------------------------------                       ---------------------
(State or other jurisdiction of                             (IRS Employer
 Incorporation or organization)                         identification No.)

                1023 RELIANCE WAY, DEL MAR, CALIFORNIA 92014
               ---------------------------------------------
                  (Address of Principal executive offices)

Registrant's telephone number, including area code:         (619) 481-2400
                                                            ---------------
Securities registered pursuant to Section 12(b) of the Act:           NONE

Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $.01 PAR VALUE
                        ----------------------------
                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 133 or 15d (O) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

(1)  Yes    X       NO
          -----          -----
(1)  Yes    X       NO
          -----          -----

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant:

                       $1,460,620 As Of July 31, 1998
                       ------------------------------

Indicate the Number of Shares Outstanding of Each of the Issuer's Class of Common Stock, as of the Close of the Period Covered by this Report

     Class                                    Outstanding at July 31, 1998
COMMON STOCK, $.01 PAR VALUE                             20,866,253
----------------------------                            -------------

Documents incorporated by reference     NONE


                             TABLE OF CONTENTS
                                                                      PAGE
                                                                     ------
PART I
  ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . .3
  ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . .5
  ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .8
  ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY
            HOLDERS. . . . . . . . . . . . . . . . . . . . . . . . . . .8

PART II
  ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . .9
  ITEM 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . 10
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . 10
  ITEM 8.   FINANCIAL STATEMENTS AND
            SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . . . 11
  ITEM 9.   DISAGREEMENT ON ACCOUNTING AND
            FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . 11

PART III
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT . . . . . . . . . . . . . . . . . . . . . . . . 12
  ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . 14
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . 14
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . . . 16

PART IV
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
            AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . 17

            SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . 18



                                   PART I

ITEM 1.        BUSINESS
------------------------
(a)       General Development of Business.
------------------------------------------

     CUSTOMER SPORTS (hereinafter referred to as "Registrant") was incorporated under the laws of the State of Utah on September 26, 1968, for the purpose of investing in real estate. Registrant was engaged in limited operations in this area from inception until 1975. For the period 1975 to 1980, the Registrant was inactive.

     In 1980, the Registrant came under new management and during 1980 and 1981, Registrant acquired several oil and gas properties, two commercial buildings located in Dallas, Texas, and Oklahoma City, Oklahoma. In 1982, management elected to concentrate its activities in the oil and gas business and Registrant disposed of its health centers and the remaining commercial real estate.

     In 1982 and 1983, Registrant issued 2,766,582 shares of its common stock (adjusted for reverse splits in 1982 and 1997) in exchange for interests in oil and gas properties located primarily in Montana and Texas. The interests were acquired from a series of California limited partnerships of which Marquis Petroleum Corporation ("Marquis") was the sponsor and general partner. Pursuant to this acquisition, Marquis and its affiliates became controlling persons of the Registrant. Registrant filed in its initial registrant statement under Form 10 with the Securities and Exchange in November, 1982, for the fiscal year ending July 31, 1982.

     During 1983, 1984 and 1985, Registrant commenced a series of transactions hereby it acquired additional interests in oil and gas and other real property in exchange for its common stock.

     In 1986, Registrant came under new management and since that time, no additional acquisitions have been made. Registrant assumed a substantial amount of debt in connection with its acquisition of oil and gas interests and limited partnership interests in 1982. Registrant's oil and gas properties consist of minority interests of varying percentages in oil and gas wells and leases. Since 1986, Registrant had been unable to exploit its oil and gas properties.

     In 1989, the Registrant held discussions with Pitts Oil company concerning the sale of Registrant's operating wells in Texas because of declining revenues. Discussions were later terminated. Registrant did not re-open discussions. Later in 1989, Company elected not to attempt to further exploit the properties and exchanged certain of its marginally productive and non-productive properties with Northland Royalty Corp. In the same year, management conducted discussions with numerous parties concerning some form of business combination or financing. These discussions proved unsuccessful.

     During the period 1989-1994 the Company sought various business combinations and alliances to restore the Company's operations but was unsuccessful.

     In 1994, Registrant attempted to acquire Golf Manufacturer Liquidation Centers for a combination of cash and stock. For multiple reasons, the attempted acquisition was terminated in early 1995. Registrant, however, based upon the consultation conducted, determined that the golf industry offered opportunities to re-constitute the Company by re-directing its efforts internally and ceasing merger/acquisition discussion.

     During 1995, the Company created and attempted to raise capital for The Golf Show, a major retailing effort in golf. The effort was abandoned due to a lack of capital.

     In 1996, Registrant entered into the retail distribution of golf products under a Back Nine Golf subsidiary. Once again, capital was insufficient to develop a significant distribution presence and the effort was terminated at the end of 1996.

     In 1997, Registrant re-focused the efforts of Back Nine Golf to operate retail facilities at public driving ranges. The Company had previously developed a unique computer-based customer generation, sales and retention system. In April of 1997, Registrant opened its first retail facility and signed an agreement for first right of refusal for 50 or more facilities. In April 1997, Registrant leased new office space to support its staff. In July 1997, the Company engaged Stockton Equities to provide the capital necessary for the inventory requirements of the shops. In October 1997, Registrant moved its offices to its present location. In December of 1997, Registrant filed an S-8 registration for 4,450,000 shares and options to be issued to various entities involved in the promotion of the Company's activities.

     In January 1998, the Company expanded its business plan to include operations of the ranges themselves in addition to retail space. The Company engaged Stockbroker Relations, Inc., to provide the financial community with news of the company in order to diminish the cost of capital for the new business. In March 1998, the Registrant purchased and exclusive nationwide license to distribute microbial products to golf courses and driving ranges from a subsidiary of U.S. Microbics. The price was 1,000,000 shares of the Registrant's common stock. The products are designed to encourage growth and result in significant water savings.

     In April 1997, Mr. Dennis Altbrandt, CEO of Voice-It Worldwide, re-joined the Board and in July of 1997, Mr. Richard Mangerelli, CEO of Cybertel Communications, joined the board.

     In December 1997, the Board added Mr. William Carr and Mr. Eldon Clawson, both of whom were investors in the Company's private offering of securities.

     Registrant's office is located at 1023 Reliance Way, Del Mar, California, 92014; telephone 619-481-2400. Registrant moved its offices in March 1997. Registrant had five full time employees during the year ended July 31, 1998.

(b)       Narrative Description of Business
-------------------------------------------

     Registrant, until its entry into the golf industry as an operating company, had been generally engaged in the business of owning minority working interests in oil and gas properties located in the states of Montana and Texas. Registrant's oil and gas interests are subject to working and operating agreements whereby an unaffiliated operator operates the wells. This operator, for a fee or a carried interest in the well, manages the well production, sells the production, collects revenues, pays operating expenses and distributes the remaining revenues, if any, to the working interest owners.


     In general, Registrant's   working interest agreements require that
Registrant receive a specified percentage of revenues and pay a specified percentage of the well operating costs. Net revenues from Registrant's operating wells secure a convertible note in the amount of $75,000 issued by the Registrant in a private placements during 1995 and 1996.

     Registrant currently specializes in golf-related businesses. Its first operation, Community Golf Centers, is a management/retailing operation that: 1) Acquires operating rights at public driving ranges on a leveraged basis, and 2) Ensures the increased success/profitability of the range with installation of a CGC Clubhouse. Community Golf has a unique customer generation, marketing and retention system. The system drives range profitability, the range retail operation and off-site customer relations.

     Ranges targeted for acquisition, are initially smaller facilities with 36-60 hitting spaces and sufficient space for a retail presence and practice area.

     75% of Community Golf's early members expressed interest in lessons/game improvement. Success at each facile is based upon creating a desirable teaching facility, the number of members enrolled at each facility, continuous print and telephonic communication; the ability to outbound market based upon information they provide, and the periodic introduction of new goods and services for them to purchase. The range operation is a significant profit center and a natural link to the Clubhouse and the Member presentation. The Clubhouse is the marketing arm for the entire operation.

     There are over 2,000 ranges in the United States. Community Golf seeks to implement its management/marketing system by capturing a 10-15% market share of these ranges over a 3-5 year period.

Community Golf creates:

- Cash flows from range operations and merchandise sales from two different sources;
-    An expanding customer base who join a membership club of the Company;
-    Awareness of new products where the Company may elect to invest;
-    Creates opportunities for new business using the membership base.

     Registrant intends to grow or acquire related businesses using the established membership to aid in their growth. Later, Registrant may add value to its shareholders by offering all or a portion or its portfolio of grown/acquired companies via public offerings, mergers, etc.

(C)       Industry Competition
------------------------------

     The Registrant encounters a strong competition in its businesses. Better-capitalized companies occupy positions of strength in the oil and gas business, in off course golf retailing and in golf driving range operation. Registrant believes, however, that its unique customer generation, merchandising and retention system is of significant value in meeting the threats from the competition.


(d)       Government Regulations
---------------------------------

     The golf industry is largely unregulated by the federal government. However, state and local governments, the Professional Golfers Association, and other industry organizations may have an adverse impact of the Registrant's operating capabilities. In addition, federal laws and regulations governing imports and exports could have a material effect upon the business prospects for the Registrant.


ITEM 2.   PROPERTIES
--------------------

     Registrant abandoned its single lease of a retail facility at one driving range in early 1998. It is currently attempting to conclude negotiations for leases of three driving ranges in Southern California including their golf shop. Registrant leases office space from its Chairman.

     Registrant owns various interests in oil and gas leases, which are located in Texas. In 1989, Registrant completed a swap of certain oil and gas wells with Northland Royalty. The purpose of the swap was to maintain the Registrant's net equity at or above that required for continuing inclusion in the NASDAQ system. It permitted the company to recover previously deferred expenses, to cancel the 10-year non-cancellable operating agreement with Northland and reduce the depletion charges.

     The transaction resulted in the write-off of an $82,684 liability to Northland that was offset against current operating expenses.

     In June of 1993, Registrant elected to write down the carrying costs of all non-producing wells and to write off accounts payable that were aged beyond seven years. These write-offs produced a net loss of nearly $87,000 to shareholders equity.

     In October 1994, Registrant exchanged interests in certain oil and gas interests in a Montana field known as the Haystack Butte. As a result of the transfer, the Company retains a 25% working interest in one section with one producing well and some random additional acreage in the area.
The property was sold to another Operator in July 1996.

     Registrant presently holds interests in 7 producing oil and gas properties. Registrant's collective interest in the 7 producing wells gives it ownership of 1.25 net wells. The gross wells were included in Registrant's independent engineering report prepared for its fiscal year 1985. Registrant's oil and gas property holdings experienced a decline in production in reserves due to the production during the period and management has elected to write down the valuation of the oil and gas assets as rapidly as is prudent.

(b)       Productive Wells and Acreage
--------------------------------------

     Stanley T. Serocki, an independent petroleum engineer, evaluated the Registrant's proved oil and gas net recoverable reserves, as of July 31, 1985, and previous years. Registrant is not required to furnish information concerning its proven oil and gas reserves required by FASB statements 19 and 69 and the Securities and Exchange Commission Rules and Regulations because revenues from properties are passive. Evaluations were not prepared for fiscal years 1986 through 1998 for the same reason. Registrant has attempted to provide an estimate (below) of its current reserves by subtracting the net oil and gas production for Registrants 1994, 1995, 1996, 1997 and 1998 fiscal years from Registrant's net recoverable oil and gas production as of July 31, 1985.

Management, based on its best judgement, provides the estimates presented below.

YEAR ENDED       PROVED RESERVES               PROVED DEVELOPED
                       RESERVES
                 Natural Gas   Crude Oil  Natural Gas    Crude Oil
                 -----------  ----------- -----------  -----------
                  (Mcf)        (Bbl)       (Mcf)        (Bbl)
     1994         244,000          260     244,000          260
     1995         199,000          140     199,000          140
     1996         150,000          110     150,000          110
     1997         100,000           70     100,000           70
     1998          75,000           50      75,000           50

Productive wells and Producing Areas

     Registrant's interest in gross and net productive wells located on its properties as of July 31, 1998, was as follows:

     WELLS          LOCATION       GROSS          NET
     -------        ----------     -------        -------
       Gas            Texas          7              1.25

     Gross and net development acres covered by Registrant's properties as of July 31, 1998, were as follows:

                    LOCATION       GROSS          NET
                    ---------      --------       -------
                      Texas          4,344          805


(C)       Drilling Activities
------------------------------

     Registrant has drilled no productive or dry exploratory wells within its last three fiscal years. Registrant had three marginal wells in Texas plugged and abandoned.

(d)       Present Activities
----------------------------

          As of this date, Registrant has no wells in the process of drilling. In 1993, Registrant wrote down by $329,429, the aggregate value of its remaining wells to more accurately reflect their value. In 1998, Registrant wrote down its wells by $100,000.



(e)       Delivery Commitment
-----------------------------

          Registrant has no direct contracts or agreements to provide a fixed and determined quantity of oil or gas in the future to any entity.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

          There are no legal proceedings against the Company as of July 31, 1998. Registrant has decided to commence arbitration proceedings with the operator or the range where it had conducted retail business until February 1998. Registrant has also elected to seek arbitration concerning a dispute with its Investor Relations firm and its principals in an effort to cancel
2.2 million shares issued for their services.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
---------------------------------------------------------------

          The registrant did not have a shareholder meeting during the fiscal year. In October 1996, shareholders approved a 1:2 reverse split of the Common Shares, a re-incorporation in the state of Nevada; the issuance of 5,000,000 shares of preferred stock; the name change from INCORP, Inc., to Customer Sports, Inc.; and a mandate to fund and carry out the proposed plan of operations. Results of the vote indicated 97 percent approval.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS
-----------------------------------------------------------------------
(a)       Market Information
----------------------------

     The Registrant's common stock was traded on the NASDAQ system (Symbol INVT/INVTE), until December 31, 1998. In January 1989 the NASD notified the Registrant that its shares were being de-listed for lack of market makers. The Registrant's shares were then quoted in the Pink Sheets provided by the NASD. In June 1989, the Registrant appealed the decision at a hearing conducted in San Francisco. The Registrant was notified shortly thereafter that inclusion in the NASDAQ system was denied because of the lack of active business operations.

     In November 1996, Brookstreet Securities filed a 15c2-11 with the NASD that was approved in May 1997, and commenced making a market in the shares of the Registrant on the Electronic Bulletin Board. The Symbol is "CTMR".

     The high and low prices for each quarter of each fiscal year were as follows:


     Quarter Ended bid             High asked    Low bid High asked     Low bid
     ------------------            ----------- ---------- ----------  ----------
     October 31                          $.31       $.09        N/A         N/A
     January 31                          $.30       $.06        N/A         N/A
     April 30                            $.38       $.07        N/A         N/A
     July 31                             $.16       $.05       $.37        $.19

(b)       HOLDERS
-----------------

          The approximate number of Registrant's common stock holders based upon the transfer records of Registrant as of July 31, 1998, were 614. In addition, 123 shareholders hold stock in Street Name.

(c)       DIVIDENDS
-------------------

          Registrant has not paid cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for Registrant's new business activities while retaining its oil and gas interests.

ITEM 6.        SELECTED FINANCIAL DATA
--------------------------------------

     The following is a five year summary of selected financial data.



FISCAL YEAR ENDED JULY 31,    1998       1997       1996       1995        1994
--------------------------------------------------------------------------------
Total Sales               $ 68,490   $ 31,039   $ 45,015   $ 57,561    $ 51,571
Net Earnings (Loss)       (515,064)  (265,820)  (388,387)  (119,224)    (59,869)
Total Assets              $ 60,826   $173,329   $275,343   $295,263    $329,817

Total Long Term Debt      $157,377   $319,263   $ 32,105   $    -0-    $    -0-
Net Gain (Loss) Per          (0.03)     (0.02)     (0.01)     (0.00)      (0.00)
--------------------------------------------------------------------------------

No dividends were paid in fiscal 1997 or in the four years prior thereto.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------
     (a)  In General
     ---------------

     During the fiscal year 1998, Registrant continued to experience severe financial difficulties caused by lack of capital to augment its growth. During the period, the Registrant ceased sales at its retail location and commenced seeking driving ranges for its business. In January, Registrant's S-8 registration for 4,450,000 shares plus options became effective. Proceeds from exercised stock options for 2,194,117 shares at an average price of $.06 per share provided working capital of $133,500 for the entire year. Capital to support the growth was not made available during the fiscal year.

     Further, oil and gas revenues declines. Registrant's change in the repayment schedule on $75,000 secured debt was accepted. Registrant anticipates that arrearages will be made up from other revenue sources associated with its golf business should such anticipated revenues, in fact be received.

     Registrant's total stockholders' equity for fiscal 1998 was ($451,984) compared to ($353,976) for fiscal year 1997, an increase of $98,008 occasioned by operating losses, depletion, and the start up expenses of the Registrant's new activity.

     Management personnel re-wrote employment contracts so that arrearages could be forgiven, paid out overtime or converted into equity in the Corporation. Board Members purchased options on Registrant's shares in December of 1997 by issuing notes to the Registrant in the amount of $12,000.

     Registrant has been profitable only once since it filed its initial registration statement with the Securities and Exchange Commission in November 1982. Also, Registrant has not generated adequate cash flows from its assets to pay all its existing obligations on a timely basis. The main sources of operating revenue have been the sales of golf merchandise and Registrant's interests in producing gas wells in Texas. The Texas wells currently produce anywhere from negative balances to $2,000 in net revenues per month depending on price. Net revenues are not predictable.

     Registrant does not desire to expend the funds necessary expand activities in Texas.

     Registrant's day-to-day operating expenses have increased with the commencement of Registrant's new entrance into the golf business. Registrant's management served without cash compensation from 1986 until October 1994. Registrant's office facilities, storage, clerical assistance and administration were provided by affiliates of the President pursuant to an agreement, at a cost of $1,500 per month until March 1, 1996 and then again after October 1997.

     In the judgement of Management, the future success of Registrant is dependent upon the following factors;

     -    Establish Community Golf as a viable operating golf entity
     -    Obtain necessary capital to implement the operation
     -    Attract and compensate management to carry out the plan



     (b)  Results of Operations
     --------------------------

     The production revenues from the oil and gas properties for fiscal year 1998 were $37,825 as compared to $41,720 for fiscal year 1997 as two wells were abandoned. Revenues from the golf business that had been dormant but re-opened for operation in May 1997 were $28,225 vs. $34,414 in 1997.

     (c)  Effect of Inflation/Business Cycle
     ---------------------------------------

     Registrant does not anticipate that inflation will have a serious impact on its operations. Inflation will tend to increase operating expenses and cause a corresponding increase in revenues from the sale of oil and gas production, the prices asked for golf merchandise and less likely, through the appreciation of Registrant's oil and gas property values.

     The driving range business is insulated from the impact of the business cycle to a certain degree. Management is of the opinion that because of the type of merchandise to be offered by the Company, that its retail operations will not be impacted significantly by an economic downturn.

     (a)  Subsequent Events
     ----------------------

     In early July 1997, Mr. Ronald Brouillette, and officer of the Company resigned to pursue other more lucrative interests. At the end of September, 1997, Dr. Michael Sharp, Corporate Secretary, also resigned based principally on the Company's' inability to honor his employment contract despite its modification in April of 1997. In October 1997, the Company terminated its lease at its corporate offices and modified its leases with the landlord at the Company's' Clubhouse retail facility.

     In early 1998, Dr. Sharp agreed to serve as CEO of GranVerde a subsidiary of the parent provided funding could be obtained and product provided as represented. Dr. Sharp assisted the Company through the end of the fiscal year without cash remuneration.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------

     The financial statements meeting the requirements of Regulation S-X, with the exception of unaudited oil and gas reserve data, are listed in line 14 and are filed by registrant pursuant to Item 8 of this Form.

ITEM 9.   DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

     There are not and have not been any disagreements between the Registrant and any of the accountants on any matter of accounting principles or financial statement disclosure.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------


NAME                       AGE     DIRECTOR SINCE      OFFICE
------------------------   -----   --------------      -----------------------
Edmund J. Irvine, Jr.      59      1985                Chairman, President
S. Michael Sharp           49      1997                Secretary
Gary A. Stougaard          47      1995                Director
Richard Mangerelli         58      1997                Director
Michael H O'Neal           45      1996                Director
William Carr               68      1997                Director
Dennis Altbrandt           54      1997                Director
Eldon R. Clawson           73      1997                Director


BOARD OF DIRECTORS
------------------

The Board of Directors of Customer Sports, Inc., is comprised of the following individuals.

Edmund J. Irvine, Jr., Chairman of the Board/CEO Customer Sports, Inc.
----------------------------------------------------------------------


Mr. Irvine is a graduate of the Wharton School of Business of the University of Pennsylvania and the New York Institute of Finance. He was a decorated Naval Aviator in the United States Marine Corps. He spent nearly twenty five years in the investment banking industry. For seven years he was a partner and principal with his own brokerage firm. He has been president of two equity based real estate lending organizations. He is currently President of Customer Sports, Inc., and its Community Golf Centers subsidiary.

S. Michael Sharp, Ph.D., Corporate Secretary
--------------------------------------------

Mr. Sharp is a graduate of Chapman University, the University of North Dakota, the Amos Tuck School of Business at Dartmouth College and California Coast University. He taught management and communications at several major universities. For the last fifteen years, he has guided development stage companies, helping them emerge as profitable public companies. He served as Senior Vice President and Chief Operating Officer of Customer Sports, Inc., until his resignation in September 30, 1997. Immediately prior to joining Customers Sports, Inc., he served as Vice President of Intelligent Surgical Lasers, Inc.

Gary A. Stougaard
-----------------

Mr. Stougaard is Vice President of Acquisitions, for a publicly traded real estate investment trust in the hotel business. He has served in executive capacities with various companies with profit and loss responsibilities and spend over six years as an audit manager with Ernst and Whitney. He has directed major real estate projects and had been involved in multi-hotel financing and the creation of equity. He is familiar with public offering, mergers, and acquisitions and leverage buyouts.




Michael O'Neal
--------------

Mr. O'Neal is an officer in the firm of First Albany Securities, a general securities firm. He has been a specialist in municipal finance as a General Securities Principal for over 28 years. He was a partner in the Solana Beach Firm of Whipple, Kinsell, and O'Neal. HE was also a partner of the Los Angeles securities firm of Cromwell Weeden & Co., Inc., Mr. O'Neal is a former Director of the Los Angeles Municipal Bond Club and has served or headed Boards or other organizations.


Dennis Altbrandt
----------------

Mr. Altbrandt is a consultant in the field of communications and electronics. He is the former President and CEO of Voice It Communications, a publicly held company in the hand held voice communications field. He has been a partner in two venture capital firms and was a founder and C.E.O. of Sunward Technologies, a $100 million company. Mr. Altbrandt was with Price Waterhouse for nine years. He has been Chief Financial Officer at several major companies and Chief Executive Officer at two others. He graduated with a degree in accounting from Syracuse University completed all MBA coursework at the University of San Francisco.

Mr. Richard Mangerelli
----------------------

Mr. Mangerelli is president and CEO of Cybertel Communications, a publicly held communications company that is developing telefony communications for the Internet. Cybertel operates primarily through affinity groups. He is a retired Colonel from the United States Marine Corps and has run public companies for the last ten years. He has an Undergraduate degree from the University of Connecticut and a Masters of Business degree from Pepperdine University.

Mr. Eldon R. Clawson
--------------------

Mr. Clawson is a retired attorney and investor. Following a term with the law firm of Gibson, Dunn and Crutcher, Mr. Clawson joined Bekins Van and Storage as General Counsel. He became head of their most profitable, non-moving and storage division, the Business Services Group. He has served on the board of a number of companies including firms engaged in franchise and insurance brokerage. He is a graduate of the University of Arizona School of law and received his Masters of Law degree from the Columbia Law School in New York City.

Mr. William H. Carr
-------------------

Following retirement from the United States Navy, Mr. Carr founded C&R construction, a firm that built hundreds of homes shopping malls, industrial buildings and warehouses. He has served multiple terms on the City Commission of Desert Hot Springs and was instrumental in the construction of new schools and sewers and tourist attractions. He served on the Riverside County Central Committee for seven years. Mr. Carr is a retired investor and ordained minister.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

          Mr. Irvine received cash compensation during the fiscal year ended July 31, 1998 of $37,500. Mr. Irvine received 1,008,000 shares for services; Mr. Sharp received 408,000 shares and Mr. Brouillette received 8,000 of common shares for payment of services and in kind of accrued interest.

          Mr. Irvine received options for two million shares at $0.10 per share for a period of five year, option for 2,000,0000 shares at a price $0.025 provided the Registrant's shares closed above $0.25 per share during a two year period; and options for 2,000,000 shares at $0.25 per share for a period of five years provided Registrant's shares closed at $0.75 or more during a two year period.

          Mr. Sharp received options for 750,000 shares at a price of $0.10 for a five year period following grant.

          Directors of the Company purchased options of 2,000,000 shares at a price of $0.10 for a period of three years from the date of the grant. Each Director paid $500 in cash and a note for $2,000 for the options or $0.01 per option. Directors of the Registrant do not currently receive any fees for attending directors meetings. No officers or director received or is owed cash compensation for meeting attendance for the Registrant's fiscal year ended July 31, 1998.



          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT
          -----------------------------------------


          The table below sets forth: (i) the number of shares owned of record or beneficially by Registrant's officers and directors as of July 31, 1997; (ii) the number of shares owned by such persons as a group; and
(iii)those persons known to Registrant to own or record or beneficially more than five percent (5%) of Registrant's outstanding common stock as of July 31, 1994. Unless otherwise noted, each of the persons reflected in the table possessed the sole power to vote and the sole power to dispose of the shares indicated, except as noted.


     COMMON STOCK
     ------------

     Name and Address of
     Beneficial Owner

     Edmund J. Irvine, Jr.                          3,981,000        20.8%
     1023 Reliance Way
     Del Mar, California 92014

     Gary A. Stougaard                                462,500         2.2%
     5721 Chelsea Avenue
     La Jolla, California 92128

     S. Michael Sharp, Ph.D.                        1,568,500         7.5%
     Old El Camino Road
     San Diego, California 92130



     Richard Mangiarelli                               62,500         0.3%
     Orchid Lane
     Del Mar. California 92104

     Dennis Altbrandt                                 362,500         1.7%
     5300 Preserve Parkway South
     Greenwood Village, Colorado 80121

     William Carr                                     274,500         1.3%
     15459 Happy Hollow Lane
     Pauma Valley, California 92061

     Eldon R. Clawson                                 512,500         2.5%
     1286 Elk Place
     Davis, California 95616

     Directors and Officers                         7,224,000        34.6%
     *Holdings are based upon certain performance provisions

     Other Major Shareholders

     Roy Meadows                                    4,194,117        20.1%
     1230 Longwood Avenue, Suite 200
     Longwood, Florida 32714

     Bio-Con Microbes                               1,000,000         4.8%
     6935 El Camino Real, Suite 105-279
     Carlsbad, California 92009

     David A. Tenwick                                 800,050         3.8%
     480 Medic Way
     Worthington, Ohio 43085

     John Vanover                                     750,000         3.7%
     1705 Blue Mountain
     Las Vegas, Nevada 89108

     Frank DeMarco, Trustee (1)                       600,000         2.9%
     899 El Centro St., Suite 201
     South Pasadena, California 91030

     Unified Professional Services                    575,000         2.7%
     c/o David Bustrum
     1316 North Walnut
     LaHabra Heights, California 90631

     Robert C. Brehm                                  500,000         2.4%
     6935 El Camino Real, Suite 105-279
     Carlsbad, California 92009



ITEM 13.       CERTAIN RELATIONSHIPS AND TRANSACTIONS
-----------------------------------------------------


               During Fiscal Year 1997, the Board authorized the issuance of 4,450,000 shares in connection with its engagement of Roy Meadows and Stockbrokers Relations, Inc. It authorizes the issuance of 1,000,000 shares to Bio-Con Microbes for a national exclusive license to distribute microbial products. It authorized 1,400,000 shares to Messrs. Sharp and Irvine for services. It also authorized issuance of 380,146 shares as payment in kind for interest. It issued 50,000 shares in conjunction with private placement of shares. It also issued 205,000 shares for services for legal matters, consulting and fund raising. In addition, options for 6,000,0000 shares were issued for Mister Irvine and were performance based. Board Members purchased options for 2,000,000 shares. Roy Meadows also exercised options on 2,194,117 shares at an average price of $0.06 per share. Registrant believes Meadows sold some or all of its shares received from this exercise.



                                  PART IV

          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

          A.   Financial Statements to follow this document

          B.   Consent of Independent Auditors

          C.   Reports on Form 8-K
               None





                           Customer Sports, Inc.

                            FINANCIAL STATEMENTS

                               JULY 31, 1998
                                     &
                               JULY 31, 1997
/Letterhead/
                           Schvaneveldt & Company
                        Certified Public Accountant
                     275 East South Temple, Suite #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.

                        Independent Auditors Report
                         --------------------------
Board of Directors
Customer Sports, Inc.

I have audited the accompanying balance sheets of Customer Sports, Inc., as of July 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended July 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Customer Sports, Inc., as of July 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended July 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles.

/S/ Schvaneveldt & Company
Salt Lake City, Utah
October 19, 1999

                              Customer Sports, Inc.
                                  Balance Sheet
                             July 31, 1998 and 1997

                                                              1998         1997
                                                        -----------  -----------
              ASSETS
Current Assets
--------------
  Cash                                                  $   20,927  $       234
  Receivables (Note #3)                                      2,732        3,213
  Inventory                                                  7,218       23,218
                                                        -----------  -----------
       Total Current Assets                                 30,877       26,665

Other Assets
------------
  License                                                   10,000          -0-
  Refundable Deposit                                         3,000        3,000
  Equipment - Net                                            3,150        8,213
  Oil & Gas Properties
   (Successful Efforts Method)                             732,901      832,901
  Less Accumulated Depreciation                         (  719,102) (   697,450)
                                                        -----------  -----------
       Total Other Assets                                   29,949      146,664
                                                        -----------  -----------
       TOTAL ASSETS                                     $   60,826  $   173,329
                                                        ===========  ===========
              LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accounts Payable & Accrued Expenses                   $  117,920  $   133,415
  Notes Payable (Note #5)                                  237,513      178,965
                                                        -----------  -----------
       Total Current Liabilities                           355,433      312,380

Long Term Liabilities
---------------------
  Notes Payable (Note #5)                                  157,377      214,925

Stockholders' Equity
--------------------
  Capital Stock, 50,000,000 Shares at $0.01
   Par Value; 20,866,253 & 13,766,790
   Shares Issued and Outstanding Restated                  208,660      137,770
  Paid In Capital                                        6,750,383    6,404,217
  Deficit in Retained Earnings                          (7,411,027) ( 6,895,963)
                                                        -----------  -----------
       Total Stockholders' Equity                       (  451,984) (   353,976)
                                                        -----------  -----------
       TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY                             $   60,826  $   173,329
                                                        ===========  ===========

The accompanying notes are an integral part of these financial statements

                              Customer Sports, Inc.
                            Statements of Operations
                For the Years Ended July 31, 1998, 1997, and 1996


                                                       1998        1997         1996
                                                 ----------- -----------  -----------
Revenues
--------
   Golf Sales & Fees                             $    28,115  $   34,414  $    14,400
                                                 ----------- -----------  -----------
       Total Revenues                                28,115      34,414       14,400

Cost of Sales
-------------
  Cost of Golf Sales                                 12,209      17,746        3,703
                                                 ----------- -----------  -----------
       Gross Profit                                  15,906      16,668       10,697

Operating Expenses
------------------
  Consulting Fees                                    18,860     162,125      285,029
  General & Administrative Expenses                 144,095     165,132       84,196
  Interest Expenses                                  46,720      47,011       19,967
  Depreciation & Amortization                        24,072      25,333       29,067
  Loss Prepaid Advertising                          222,500         -0-          -0-
  Prior Period Accruals                                -0-   (  182,133)         -0-
                                                 ----------- -----------  -----------
       Total Costs & Expenses                       456,247     217,468      418,259
                                                 ----------- -----------  -----------
Loss from Operations                            (   440,341) (  200,800) (   407,562)
--------------------

Other Income (Expenses)
-----------------------
  Gain on Sale of Assets                              2,550       6,500          -0-
  Oil & Gas Revenues                                 37,825      41,720       45,015
  Write Off Impaired Oil Wells                  (   100,000) (  100,000)         -0-
  Lease Operating Expenses, Delayed
  Rentals, Royalties, & Taxes - Oil Well       (    15,098) (   13,240) (    25,840)
                                                 ----------- -----------  -----------
       Total Other Income                       (    74,723) (   65,020)      19,175
                                                 ----------- -----------  -----------
       Net Loss                                 ($  515,064) ($ 265,820) ($  388,387)
                                                 =========== ===========  ===========
       Net Loss Per Share
       Of Common Stock                          (       .03) (      .02) (       .04)

       Weighted Average Number
       Of Shares Outstanding
       During Period                             17,080,356  11,598,256    8,974,361

The accompanying notes are an integral part of these financial statements

                           Customer Sports, Inc.
                     Statements of Stockholders' Equity
               For the Period August 1, 1995 to July 31, 1998

                                                                             Deficit
                                                Common Stock                 Paid In       Retained
                                        Shares     Amount      Capital      Earnings
                                   -------------------------------------------------
Balance, August 1, 1995              7,276,196  $  72,762   $6,214,595  ($ 6,241,756)

Shares Issued for Services
at $.01 Per Share                      250,000      2,500        2,500

Shares Issued for Director
Fees at $.01 Per Share                 437,500      4,375        4,375

Shares Issued for Services
at $.01 Per Share                      175,000      1,750        1,750

Shares Issued for Services &
Incentives at $.01 Per Share         2,250,000     22,500       22,500

Shares Issued in Satisfaction
of Debt Satisfaction at $1.06
Per Share                               12,500        125       26,375

Net Loss Year Ended
July 31, 1996                                                           (    388,387)
                                    -------------------------------------------------
Balance, July 31, 1996              10,401,196    104,012    6,272,095  (  6,630,143)

Shares Issued for Cash
at $.10 Per Share                    1,350,000     13,500      121,500

Shares Issued for Services
at $.01 Per Share                    2,038,000     20,380       10,500

Adjustments to Shares
for Rounding                        (   12,206) (     122)         122


The accompanying notes are an integral part of these financial statements
                           Customer Sports, Inc.
              Statements of Stockholders' Equity - Continued-
               For the Period August 1, 1994 to July 31, 1998

                                                                             Deficit
                                                Common Stock                 Paid In       Retained
                                        Shares     Amount      Capital      Earnings
                                    -------------------------------------------------
Net Loss from Operations
Year Ended July 31, 1997                                                (    265,820)
                                    -------------------------------------------------
Balance, July 31, 1997              13,776,990    137,770    6,404,217  (  6,895,963)

Shares Issued for Cash
at $0.10 Per Share                      50,000        500        5,125

Shares Issued for License
at $0.01 Per Share                   1,000,000     10,000

Shares Issued for Cash
at $0.06 Per Share                   2,194,117     21,940      112,559

Shares Issued in Satisfaction
of Accrued Interest at
$0.08 Per Share                        390,146      3,900       28,232

Shares Issued to Acquire
Prepaid Services at $0.10
Per Share                            2,225,000     22,250      200,250

Shares Issued for Services
at $0.01 Per Share                   1,230,000     12,300

Loss for Year Ended
July 31, 1998                                                           (    515,064)
                                    -------------------------------------------------
Balance, July 31, 1998              20,866,253  $ 208,660   $6,750,383  ($ 7,411,027)
                                    =================================================

The accompanying notes are an integral part of these financial statements

                           Customer Sports, Inc.
                          Statements of Cash Flows
               For the Years Ended July 31, 1998, 1997 & 1996


                                                       1998        1997         1996
                                                 ----------- -----------  -----------
Cash Flows from Operating Activities
------------------------------------
 Net Loss                                       ($  515,064) ($ 265,820) ($  388,387)
 Adjustments to Reconcile Net
  Income (Loss) to Net Cash
  Provided by Operating Activities:
   Write Off of Accounts Payable                        -0-  (  182,133)         -0-
   Shares of Common Stock Issued
     for Services in Lieu of Cash                   269,667      30,880       62,250
     Write Off of Impaired Assets                   100,000     100,000          -0-
     Depreciation                                    24,072      25,333       29,067
 Changes in Operating Assets & Liabilities:
   (Increase) Decrease in Receivables                   481  (      165)       2,256
    (Increase) Decrease in Inventory                 16,000   (   22,718) (       500)
   Increase in Accounts Payable                 (    15,495)     76,946      188,219
   Increase in Refundable Deposit                       -0-         -0-  (     3,000)
                                                 ----------- -----------  -----------
     Net Cash (Used) by Operating Activities    (   120,339) (  237,677) (   110,095)

Cash Flows from Investing Activities
------------------------------------
 Purchase of Equipment                          (     2,643) (    4,200) (     6,170)
 Sale of Assets                                       2,550         750          -0-
                                                 ----------- -----------  -----------
     Net Cash (Used) by Investing Activities    (        93) (    3,450) (     6,170)
                                                 ----------- -----------  -----------
Cash Flows from Financing Activities
------------------------------------
 Sale of Common Shares                              140,125     135,000          -0-
 Increase in Notes Payable                            6,500     103,113      130,000
 Cash Paid on Notes Payable                     (     5,500)        -0-  (    12,002)
                                                 ----------- -----------  -----------
     Net Cash Provided by Financing Activities      141,125     238,113      117,998
                                                 ----------- -----------  -----------
     Increase (Decrease) In Cash                     20,693  (    3,014)       1,733
     Cash at Beginning of Year                          234       3,248        1,515
                                                 ----------- -----------  -----------
     Cash at End of Year                        $    20,927  $      234  $     3,248
                                                 =========== ===========  ===========
Disclosures from Operating Activities
-------------------------------------
 Interest                                       $    46,720  $   47,011  $    19,967
 Taxes                                                  -0-         -0-          -0-
Significant Non Cash Transactions
---------------------------------
 Stock Issued for Services 6,225,000 Shares     $       -0-  $      -0-  $    62,250
 Stock Issued for Services 2,038,000 Shares             -0-      30,880          -0-
 Stock Issued in Satisfaction of Debt
  25,000 Shares                                         -0-         -0-       26,500
 Stock Issued for Services 3,455,000 Shares         234,800         -0-          -0-
 Stock Issued for License 1,000,000 Shares           10,000         -0-          -0-
 Stock Issued for Accrued Expenses 390,146 Shares    32,063         -0-          -0-

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

The Company was engaged in the business of owning and managing oil and gas properties located in the state of Montana, Texas and California. At July 31, 1996, the Company has interest in producing wells in Texas and Montana.

During the year the Company filed a D.B.A. "Back Nine Golf, Inc." in San Diego, California. Customer Sports, Inc., will now pursue its primary business of marketing golf equipment, accessories, educational aids and motivational media to assist golfers.

NOTE #2 - Summary of Significant Accounting Policies
----------------------------------------------------
A.   The Company uses the accrual method of accounting.
B.   Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C.   The Company considers all short term, highly liquid investments, that are readily convertible, within ninety days, to known amounts as cash. The Company currently has no cash equivalents.
D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
E.   Inventories:   Inventories are stated at the lower of cost, determined
     by the FIFO method or market.
F.   Depletion: The Company's policy is to provide depletion based on the units of production method. During the past ten years, depletion has been claimed on the ratio of prior years units of production to estimated revenues.
G.   Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets of the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.
H.   Estimates:   The preparation of the financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           Customer Sports, Inc.
                 Notes to Financial Statements -Continued-

NOTE #3 - Receivables
---------------------

                                                      July 31,    July 31,
                                                          1998        1997
                                                    -----------  ----------
Receivables consist of the following:
     Current Assets Due from Oil &
     Gas Production & Royalty                       $    2,732   $   3,213
                                                    -----------  ----------
       Total                                        $    2,732   $   3,213
                                                    ===========  ==========

NOTE #4 - Depreciation
----------------------

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $500 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation.

Scheduled below are the assets, costs, lives, and accumulated depreciations at July 31, 1998 and 1997.

                                                  Depreciation           Accumulated
                      1998       1997                  Expense         Depreciations
Assets                Cost       Cost Life      1998      1997      1998        1997
------------     --------------------------------------------------------------------
Furniture
 & Fixtures      $  12,092  $   9,620    5   $ 2,420   $   781   $ 3,827   $   1,407
Compressors          5,116      5,116    5       -0-       607     5,116       5,116
------------     --------------------------------------------------------------------
  Total
   Equipment      $  17,208  $  14,736        $ 2,420   $ 1,388   $ 8,943   $   6,523
------------     --------------------------------------------------------------------
Oil & Gas
  Wells Tangible  $ 732,901  $ 832,901        $21,652   $23,945   $ 719,102           $      697,450

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


                              Customer Sports, Inc.
                    Notes to Financial Statements -Continued-

NOTE #5 - Notes Payable
-----------------------
The Company has notes payable as follows:

                                                  July 31, 1998          July 31, 1997
                                                Long       Short      Long     Short
                                                Term        Term      Term      Term
----------------------------------------     ---------- ---------- ---------- ----------
Note Payable (Wilson Judgement) Interest
   at 12% per Annum Unsecured                 $   -0-   $  68,627  $    -0-  $ 68,627

Note Payable - 10%Interest Term 36 Months      3,614       6,386     7,228     2,772

Note Payable - 10% Interest Term 36 Months       -0-      15,000       940    14,060

Note Payable - 10% Interest Term 36 Months       -0-      10,000       915     9,085

Note Payable - 10% Interest Term 36 Months       -0-      10,000     1,482     8,518

Note Payable - No Interest Term 12 Months        -0-         750       -0-       -0-

Note Payable - 12% Interest                      -0-       5,750       -0-       -0-

Note Payable - 12% Interest Term 36 Months       -0-      12,500     4,166     8,334

Note Payable - 12% Interest Term 36 Months       -0-      12,500     4,166     8,334

Note Payable - 10% Interest Term 36 Months       -0-      25,000     5,099    19,901

Note Payable - 10% Interest Term 36 Months       -0-       5,000     1,666     3,334

Note Payable - Eight Investors, 12% Interest
  Term 36 Months                              30,000      60,000    60,000    30,000

Note Payable - Officer, 12% Interest
  Term 36 Months                              38,576       6,000    44,600     6,000

Note Payable - Officer, 12% Interest
  Term 36 Months                              44,600         -0-    44,076       -0-

Note Payable - Officer, 12% Interest
  Term 36 Months                              40,587         -0-    40,587       -0-
----------------------------------------   ----------  ---------- ---------- -----------
   Total Notes Payable                     $ 157,377   $ 237,513  $214,925   $   178,965
                                           ========================================

                           Customer Sports, Inc.
                 Notes to Financial Statements -Continued-

NOTE #5 - Notes Payable -Continued-
-----------------------------------

Debt service requirements for all notes are as follows:
           Principal

                            Amount
          Year Ended        Due
          ---------------------------
          July 31, 1997      $156,520
          July 31, 1998       178,965
          July 31, 1999        55,662
          July 31, 2000       159,263

NOTE #6 - Net Operating Loss Carryforward for Income Tax Purposes
-----------------------------------------------------------------
The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:


                 Year of Loss              Amount     Expiration Date
                July 31, 1982        $    728,099                2002
                July 31, 1983             181,918                2003
                July 31, 1984             317,779                2004
                July 31, 1985             448,697                2005
                July 31, 1986             570,831                2006
                July 31, 1987             202,722                2007
                July 31, 1988             136,277                2008
                July 31, 1989              11,573                2009
                July 31, 1990              34,099                2010
                July 31, 1991              45,224                2011
                July 31, 1992              31,777                2012
                July 31, 1993              45,230                2013
                July 31, 1994              59,869                2014
                July 31, 1995             119,224                2015
                July 31, 1996             388,387                2016
                July 31, 1997             265,820                2017
                July 31, 1998             521,064                2018

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

                                                              1998               1997
Current Tax Asset Value of Net Operating Loss
  Carryforwards at Current Prevailing Federal
          Tax Rate                                      $1,149,368         $ 972,206
Evaluation Allowance                                    (1,149,368)        ( 972,206)
 Net Tax Assets                                         $      -0-         $     -0-
Current Income Tax Expense                                     -0-               -0-
Deferred Income Tax Expense                                    -0-               -0-

                           Customer Sports, Inc.
                 Notes to Financial Statements -Continued-

NOTE #7 - Lease Commitments
---------------------------
The Company canceled its lease on the golf driving range in Orange County, California and in the subsequent year settled with the landlord for $3,000 in termination fees.

NOTE #8 - Costs Incurred in Oil & Gas Activities
------------------------------------------------

<Catpion>
                                                            July          July
                                                        31, 1998      31, 1997
Capitalized Costs:
Acquisitions of Producing Oil, Gas & Equipment         $     -0-      $    -0-
Expensed:
 Delay Rents, Royalties and Well Expenses                  15,098       13,240
 Depletion                                                 21,562       23,945

NOTE #9 - Related Party Transactions
------------------------------------
The holders of notes are current officers and others, who during their tenure as Officers, have provided services, or cash, totaling $123,763. These notes bear interest at 12% and have 36 month terms.

NOTE #10- Stock Options
-----------------------
The Company has an aggregate of $75,000 in notes payable that allow the holders thereof to convert their notes to 1,000,000 shares at $0.075 per share. The note holder loses convertibility of 3.33% of the original amount for each payment received from the Company.

The Company granted options to two officers as follows:
1. President/Chief Executive Officer, 2,000,000 options to acquire 2,000,000 shares of common stock at $0.10 per shares for a period of five years commencing April 4, 1997.
2. Vice President/Chief Executive Officer, 1,000,000 shares of common stock at $0.10 per share for a period of five years commencing April 4, 1997.

NOTE #11 - Consultant Agreement
-------------------------------
On September 23, 1997, the Company modified the Consultant Agreement with an Officer as follows:

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

                           Customer Sports, Inc.
                 Notes to Financial Statements -Continued-

NOTE #12 - Non Cash Financing and Investing Activities
------------------------------------------------------
In 1996, the Company has issued 6,225,000 shares of its common stock for services valued at $62,250. In addition, the Company issued 25,000 shares of its common stock in settlement of a $26,500 account payable.

The Company issued 2,038,000 shares of its common stock at $0.01 per share, for services received during the year ended July 31, 1997.

The Company issued 1,000,000 shares of its common stock to acquire a distributor license valued at $10,000 during the year ended July 31, 1998.

During the year ended July 31, 1998, the Company issued 390,146 shares of its common stock, in satisfaction of accrued interest of $32,063, and an additional 2,225,000 shares of its common stock, were issued for services valued at $222,500.



                                 SIGNATURES
                                 ----------

                           CUSTOMER SPORTS, INC.


Dated:  October 20, 1999                By: Edmund J. Irvine, Jr.
------------------------                ----------------------------
                                        EDMUND J. IRVINE, JR.
                                        Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on the dated listed below on behalf of the Registrant and in the capacities indicated.


Signature                      Date               Title
----------------------------   ----------------   -------------------------

/S/ EDMUND J. IRVINE, JR.      October 20, 1999   President, Chairman, Director
----------------------------   ----------------   -------------------------
EDMUND J. IRVINE, JR.

/S/ S. MICHAEL SHARP           October 20, 1999   Secretary, Director
----------------------------   ----------------   -------------------------
S. MICHAEL SHARP

/S/ RICHARD MANGERELLI         October 20, 1999   Director
----------------------------   ----------------   -------------------------
RICHARD MANGERELLI

/S/ WILLIAM CARR               October 20, 1999   Director
----------------------------   ----------------   -------------------------
WILLIAM CARR

/S/ MICHAEL H. O'NEAL          October 20, 1999   Director
----------------------------   ----------------   -------------------------
MICHAEL H. O'NEAL

/S/ DENNIS ALTBRANDT           October 20, 1999   Director
----------------------------   ----------------   -------------------------
DENNIS ALTBRANDT

/S/  ELDON R. CLAWSON          October 20, 1999   Director
----------------------------   ----------------   -------------------------
ELDON R. CLAWSON