Form 10QSB
period 1998-10-31
CUSTOMER SPORTS INC
filed 1999-10-20
CIK 51853

SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File No.
October 31, 1998                                           0-5304

                           CUSTOMER SPORTS, INC.
                           ----------------------
                         (Exact name of Registrant)

              UTAH                                               87-0282745
-------------------------------                         -------------------
   (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                     Identification No.)


        455 Marine View Avenue, Suite 260, Del Mar, California 92014
        ------------------------------------------------------------
                  (Address of Principal Executive Offices)

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

                   Yes     X        No
                       ------------    -----------

     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

     Common Stock, Par Value $.01 Per Share, 19,866,253 Shares Outstanding at October 31, 1998.

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

                           Customer Sports, Inc.
                        Balance Sheets  (Unaudited)
                      October 31, 1998 & July 31, 1998


                                                      October         July
                                                     31, 1998     31, 1998
                                                  ------------ ------------
              Assets
Current Assets
--------------
  Cash                                             $    2,375  $    20,927
  Receivables                                           2,732        2,732
  Inventory                                             7,218        7,218
                                                  ------------ ------------
       Total Current Assets                            12,325       30,877

Other Assets
------------
  License                                                 -0-       10,000
  Refundable Deposit                                    3,000        3,000
  Equipment - Net                                       2,545        3,150
  Oil & Gas Properties
   (Successful Efforts Method)                        732,901      732,901
  Less Accumulated Depreciation                    (  721,209) (   719,102)
                                                  ------------ ------------
       Total Other Assets                              17,237       29,949
                                                  ------------ ------------
       Total Assets                                $   29,562  $    60,826
                                                  ============ ============
              Liabilities & Stockholders' Equity
              ----------------------------------
Current Liabilities
-------------------
  Accounts Payable & Accrued Expenses              $  121,116  $   117,920
  Note Payable                                        237,513      237,513
                                                  ------------ ------------
       Total Current Liabilities                      358,629      355,433

Long Term Liabilities
---------------------
  Notes Payable                                       163,377      157,377

Stockholders' Equity
--------------------
  Capital Stock 50,000,000 Shares at
      $0.01 Par Value; 19,866,253
      & 20,866,253  Shares Issued
      & Outstanding Respectively                         198,663      208,660
     Paid In Capital                                   6,750,380    6,750,383
     Deficit in Retained Earnings                     (7,441,487) ( 7,411,027)
                                                     ------------ ------------
         Total Stockholders' Equity                   (  492,444) (   451,984)
                                                     ------------ ------------
         Total Liabilities & Stockholders' Equity    $    29,562  $    60,826
                                                     ============ ============

                           See Accompanying Notes
                                     3

                           Customer Sports, Inc.
                    Statements of Operations (Unaudited)
             For the Periods August 1, 1998 to October 31, 1998
                   and August 1, 1997 to October 31, 1997

                                                         1998          1997
                                                  ------------  ------------
Revenues
--------
  Golf Sales & Fees                                $   39,103   $    15,492
                                                  ------------  ------------
       Total Revenues                                  39,103        15,492

Cost of Sales
-------------
  Cost of Golf Sales                                    3,782         1,415
                                                  ------------  ------------
       Gross Profit                                    35,321        14,077

Operating Expenses
------------------
  Consulting Fees                                       5,000        25,975
  General & Administrative Expenses                    53,865        21,619
  Interest Expenses                                     9,196        11,637
  Depreciation & Amortization                           2,712         5,489
                                                  ------------  ------------
       Total Costs & Expenses                          70,773        64,720
                                                  ------------  ------------

Loss from Operations                               (   35,452)  (    50,643)

Other Income (Expenses)
-----------------------
  Gain on Sale of Assets                                  -0-         2,550
  Oil & Gas Revenues                                    4,993         8,721
  Write Off Impaired Oil Wells                            -0-   (    25,000)
  Lease Operating Expenses,
   Delayed Rentals, Royalties,
   & Taxes Oil Wells                                      -0-   (     3,672)
                                                  ------------  ------------
       Total Other Income (Expenses)                    4,993   (    17,401)
                                                  ------------  ------------
       Net Loss                                    ($  30,459)  ($   68,044)
                                                  ============  ============
       Net Loss Per Share
       Of Common Stock                             (      .00)  (       .00)

       Weighted Average Number Of
       Shares Outstanding During Period            19,866,253    13,875,540

                           See Accompanying Notes
                                     4

                           Customer Sports, Inc.
                    Statement of Cash Flows (Unaudited)
             For the Periods August 1, 1998 to October 31, 1998
                    & August 1, 1997 to October 31, 1997

                                                         1998         1997
                                                  ------------ ------------
Cash Flows from Operating Activities
------------------------------------
  Net (Loss) from Operations                       ($  30,459) ($   68,044)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities
     Rounding                                      (        1)         -0-
     Non Cash Consulting Fees                             -0-       16,750
     Depreciation                                       2,712        5,489
     Write Off Impaired Assets                            -0-       25,000
  Changes in Operating Assets & Liabilities
   Increase (Decrease) in Accounts Payable              3,196       11,637
                                                  ------------ ------------
       Net Cash Provided (Used) by
       Operating Activities                        (   24,552) (     9,168)

Cash Flows from Investing Activities                      -0-          -0-
------------------------------------               ------------ ------------
       Net Cash Provided (Used) by
       Investing Activities                               -0-          -0-

Cash Flows from Financing Activities
------------------------------------
  Sale of Common Shares                                   -0-        6,375
  Increase in Notes Payable                             6,000        4,250
                                                  ------------ ------------
       Net Cash Provided (Used) by
       Financing Activities                             6,000       10,625
                                                  ------------ ------------
       Increase (Decrease) in Cash                 (   18,552)       1,457

       Cash at Beginning of Period                     20,927          234

       Cash at End of Period                       $    2,375  $     1,691

Disclosures from Operating Activities
-------------------------------------
  Interest                                         $    9,196  $    11,637
  Taxes                                                   -0-          -0-

                           See Accompanying Notes
                                     5

                           Customer Sports, Inc.
     ITEM 1.

     Summarized Financial Information (Continued)

     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
     OCTOBER 30, 1998

     NOTE #1 - BASIS OF PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting or normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and three months periods ending October 30, 1999 are not necessarily indicative of the results that may be expected for the year ended July 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1997.

     ITEM  2.

Management's Discussion and Analysis of Financial Condition and Results of Operation

Operating revenue for the quarter ended October 31, 1998 were $44,096 compared to $26,763 for the quarter ended October 31, 1997. Total expenses for the quarter ending October 31, 1998 were $70,773 compared to $164,720 for the same period ended October 31, 1997.

During the period, Registrant entered into two operating leases at the Double Eagle Golf Center in Temecula, California (8/15/98) and at Rancho Valley Golf Center in Rancho Cucamonga, California (10/27/98). Under the terms of the leases, the Company was obligated for three years in Temecula and ten years in Rancho Cucamonga. Leases included an overage to be paid to the Lessors depending upon performance. Leases were signed predicated upon a funding of up to $1.5 million from a European trust.

The trust did not fund the operation and Double Eagle was canceled for lack of rent. The Company experienced a loss of approximately $30,000 from the forced cancellation. Revenues suffered as the Company was unable to implement its membership program.

Oil and gas revenues continued their orderly decline during the period and Registrant wrote down the value of the oil and gas holdings by an additional $25,000.

The Company settled its dispute with Peratla Sports via arbitration for $12,000 vs. $22,000 sought by Peralta. The amount was personally guaranteed by the President, Mr. Edmund J. Irvine, Jr.

In July, the Registrant canceled its contract with Roy Meadows, Stockbroker Relations, Inc., and John Vanover. The Board recommended pursuing legal action against both parties for lack of consideration. The Registrant is interviewing counsel to pursue this matter.

In October, the board voted to accept a payment of $3,750 and the return of 1,000,000 shares for cancellation of the licensing agreement with U.S. Microbics (OTCBB:BUGS). The Registrant terminated all activities related to its GranVerde subsidiary.



                                  PART II

                             OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . None

Item 2.   Changes in the Rights of the
          Registrant's Security Holders. . . . . . . . . . . . . . . . None

Item 3.   Defaults by the Company on its Senior Securities . . . . . .None

Item 4.   Results of Votes of Security Holders . . . . . . . . . . . .None

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . .None

                             SUBSEQUENT EVENTS

In March 1998, Registrant agreed to purchase a five year license from Global Ventures, Inc., (OTCBB:BUGS) to distribute proprietary microbial products to golf courses and driving ranges. The license became exclusive after $100,000 of products are purchase from the manufacturer. In terminating this transaction, the Registrant received one million shares of its common stock for cancellation and a check for $3,750.

In January, the Board reduced the option price of outstanding options to $.01 to reflect the decline in the price of the shares. Messrs. Irvine and Sharp used deferred salary payments to pay for the exercise of options. Sharp exercised options on 2,450,000 shares and Irvine exercised options for 6,250,000 shares.

After exercise, the Board created a note payable to Irvine for $71,250 payable at 10% annually for the remainder of the unpaid salary.

The Board also voted to offer holder of $110,000 debt the right to exchange the debt for a like amount of preferred shares. Irvine is to pursue this course of action with the note-holders.

The Board voted to recommend a 1:10 reverse split at the next shareholders meeting and to offer Payment in Kind common stock payments to all note-holders.




                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Customer Sports, Inc. (Registrant)



      October 20, 1999                      /S/ Edmund J. Irvine
Date:-------------------                By:------------------------------
      October 20, 1999                   Edmund J. Irvine, Jr.
                                         President