Form 10QSB
period 1999-01-31
CUSTOMER SPORTS INC
filed 1999-10-20
CIK 51853

SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File No.
   January 31, 1999                                        0-5304

                           CUSTOMER SPORTS, INC.
                          -----------------------
                         (Exact Name of Registrant)

              UTAH                                         87-0282745
-------------------------------                         -------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                          Identification No.)


                1023 Reliance Way Del Mar, California 92014
                -------------------------------------------
                  (Address of Principal Executive Offices)

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

Yes     X       No
     --------       ---------

     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

     Common Stock, Par Value $.01 Per Share, 19,866,253 Shares Outstanding at January 31, 1999.

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

               Note to Financial Statements. . . . . . . . . . . . . . . .6

ITEM 2         MANAGEMENT DISCUSSION AND FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

PART II        OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .7


                      SIGNATURES . . . . . . . . . . . . . . . . . . . . .8

                           Customer Sports, Inc.
                               Balance Sheet
                 January 31, 1999 Unaudited & July 31, 1998

                                                      January         July
                                                     31, 1999     31, 1998
                                                  ------------ ------------
          ASSETS
          ------
Current Assets
--------------
  Cash                                             $      -0-  $    20,927
  Receivables (Note #3)                                 2,732        2,732
  Inventory                                             7,218        7,218
                                                  ------------ ------------
      Total Current Assets                              9,950       30,877

Other Assets
------------
  Prepaid Advertising Promotional Services
   and Banking Services                                   -0-      10,000
  Refundable Deposit                                    3,000       3,000
  Equipment - Net                                       1,939       3,150
  Oil & Gas Properties
   (Successful Efforts Method)                        732,901      732,901
  Less Accumulated Depreciation                    (  722,803) (   719,102)
      Total Other Assets                               15,037       29,949
                                                  ------------ ------------
      TOTAL ASSETS                                 $   24,987  $    60,826
                                                  ============ ============
          LIABILITIES & STOCKHOLDERS' EQUITY
          ----------------------------------
Current Liabilities
-------------------
  Cash in Bank Overdraft                           $      136  $       -0-
  Accounts Payable & Accrued Expenses                 127,313      117,920
  Notes Payable (Note #5)                             237,513      237,513
                                                  ------------ ------------
      Total Current Liabilities                       364,962      355,433

Long Term Liabilities
---------------------
  Notes Payable (Note #5)                             163,377      157,377

Stockholders' Equity
--------------------
  Capital Stock, 50,000,000 Shares at $0.01
   Par Value; 19,866,253 & 20,866,253
   Shares Issued and Outstanding Restated             198,663      208,660
  Paid In Capital                                   6,750,380    6,750,383
  Deficit in Retained Earnings                     (7,452,395) ( 7,411,027)
                                                  ------------ ------------
      Total Stockholders' Equity                   (  503,352) (   451,984)
                                                  ------------ ------------
      TOTAL LIABILITIES &
      STOCKHOLDERS' EQUITY                         $   24,987  $    60,826
                                                   ===========  ===========

See Accompanying Notes
                                     3

                              Customer Sports, Inc.
                    Statement of Operations (Unaudited)
         For the Three Months Period Ended January 31, 1999 & 1998
              and the Six Months Ended January 31, 1999 & 1998

                                                For the Three            For the Six
                                                 Months Ended           Months Ended
                                           January    January    January     January
                                          31, 1999   31, 1998   31, 1999    31, 1998
                                         ---------- ---------- ----------  ----------
Revenues
--------
  Golf Sales & Fees                      $  60,297  $   8,825  $  99,400   $  24,317
                                         ---------- ---------- ----------  ----------
     Total Revenues                         60,297      8,825     99,400      24,317

Cost & Expenses
---------------
   Cost of Golf Sales                          -0-      1,050      3,782       2,465
                                         ---------- ---------- ----------  ----------
     Gross Profit                           60,297      7,775     95,618      21,852

Operating Expenses
------------------
  General & Administrative
   Expenses                                 71,752     34,384    139,815      93,613
  Depreciation & Amortization                2,199      7,587      4,911      13,076
                                         ---------- ---------- ----------  ----------
     Total Cost & Expenses                  73,951     41,971    144,726     106,689
                                         ---------- ---------- ----------  ----------
Loss from Operations                     (  13,654) (  34,196) (  49,108)  (  84,837)
--------------------

Other Income (Expenses)
-----------------------
  Gain on Sale of Assets                       -0-        -0-        -0-       2,550
  Oil & Gas Revenues                         2,748     12,470      7,741      21,190
  Lease Operating Expenses
   Delayed Rentals, Royalties,
   & Taxes - Oil Well                          -0-  (   5,514)       -0-   (   9,186)
  Oil Well Impairment                          -0-  (  25,000)       -0-   (  50,000)
                                         ---------- ---------- ----------  ----------
     Total Other Income (Loss)               2,748  (  18,044)     7,741   (  35,446)
                                         ---------- ---------- ----------  ----------
     Net Loss                            ($ 10,906) ($ 52,240) ($ 41,367)  ($120,283)
                                         ========== ==========  =========  ==========
     Net Loss Per Share of
     Common Stock                        ($    .00) ($    .01) ($    .00)  ($    .01)

     Weighted Average Number
     Of Shares Outstanding
     During Period                      19,866,253 15,384,290 19,866,253   15,384,290

See Accompanying Notes
                                     4


                           Customer Sports, Inc.
                    Statement of Cash Flows (Unaudited)
          For the Six Month Period Ending January 31, 1999 & 1998

                                                             Six Month Period Ending
                                                                 January     January
                                                                 31, 1999   31, 1998
                                                                ----------  ----------
Operating Expenses
------------------
  Net (Loss) from Operations                                   ($ 41,367)  ($120,283)
  Adjustments to Reconcile Net Income (Loss)
   to Net Cash Provided by Operating Activities:
     Depreciation                                                  4,911      13,076
     Write Off of Oil Well Impairment                                -0-      50,000
  Non Cash Stock Issued for Services                                 -0-      16,750
  Changes in Operating Assets & Liabilities
   Increase (Decrease) in Accounts Payable                         9,393      23,274
                                                               ----------  ----------
     Net Cash Provided (Used) by Operating Activities          (  27,063)  (  17,183)

Cash Flows From Investing Activities                                 -0-         -0-
------------------------------------                           ----------  ----------
     Net Cash Provided (Used) by Investing Activities                -0-         -0-

Cash Flows from Financing Activities
------------------------------------
  Increase in Notes Payable                                        6,000      13,000
  Sale of Common Shares                                              -0-       6,375
  Payment on Notes Payment                                           -0-   (   3,000)
  Increase in Cash in Bank Overdraft                                 -0-         274
  Contributed Capital                                                -0-         500
                                                               ----------  ----------
     Net Cash Provided (Used) by Financing Activities              6,000      17,149
                                                               ----------  ----------
     Increase (Decrease) in Cash                               (  21,063)  (      34)

     Cash at Beginning of Period                                  20,927         234
                                                               ----------  ----------
     Cash at End of Period                                     ($    136)  $     200
                                                               ==========  ==========
Disclosures from Operating Activities
  Interest                                                     $  18,393   $  23,274
  Taxes                                                              -0-         -0-


                 See Accountant's Report Accompanying Notes
                                     5


                           Customer Sports, Inc.
                 Notes to Financial Statements (Unaudited)
ITEM I

NOTE #1 - Basis of Presentation
-------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounnting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 for Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ending January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending January 31, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1998.


ITEM II

Management's Discussion and Analysis of Financial Condition and Results of Operation
---------------------------------------------------------------------------
Total operating revenues for the quarter ended January 31, 1999 were $63,045 compared to $21,295 for the quarter ended January 31, 1998.

Total operating expenses for the quarter ended January 31, 1999 were $73,951 compared to $72,485 for the quarter ended January 31, 1998 due to expenses related to establishment of the Company's golf business.

Oil and gas revenues continued their orderly decline during the period and Registrant wrote down the value of the oil and gas holdings by an additional $25,000.

The Company settled its dispute with Peralta Sports via arbitration for $12,000 vs. $22,000 sought by Peralta. The amount was personally guaranteed by the President, Mr. Edmund J. Irvinve, Jr.




                                     6


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

Item 5    Other Information. . . . . . . . . . . . . . . . . . . . . .None

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .None




                                     7

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Customer Sports, Inc. (Registrant)



     October 20, 1999                   /S/ Edmund J. Irvine Jr.
Date:----------------                By:-----------------------------------
     October 20, 1999                   Edmund J. Irvine, Jr.
                                        President




                                     8