Form 10QSB
period 1999-04-30
CUSTOMER SPORTS INC
filed 1999-10-20
CIK 51853

SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File No.
   April 30, 1999                                          0-5304

                           CUSTOMER SPORTS, INC.
                          ------------------------
           (Exact name of registrant as specified in its charter)

              UTAH                                         87-0282745
-------------------------------                        --------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                          Identification No.)


                1023 Reliance Way Del Mar, California 92014
               ---------------------------------------------
                  (Address of Principal Executive Offices)

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

Yes     X       No
                         --------       --------
     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

     Common Stock, Par Value $.01 Per Share, 19,866,253 Shares Outstanding at April 30, 1999.
                           CUSTOMER SPORTS, INC.
                             TABLE OF CONTENTS

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

               Note to Financial Statements. . . . . . . . . . . . . . . .6

ITEM 2         MANAGEMENT DISCUSSION AND FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

PART II        OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .7


                      SIGNATURES . . . . . . . . . . . . . . . . . . . . .8

                           Customer Sports, Inc.
                               Balance Sheet
                 April 30, 1999 Unaudited and July 31, 1998


                                                         1999         1998
                                                   -----------  -----------
            ASSETS
Current Assets
--------------
   Cash                                             $   16,208  $    20,927
   Receivables                                           2,732        2,732
   Inventory                                               -0-        7,218
                                                    -----------  -----------
       Total Current Assets                             18,940       30,877

Other Assets
------------
   License                                                 -0-       10,000
   Refundable Deposit                                    3,000        3,000
   Equipment - Net                                       1,335        3,150
   Oil & Gas Properties
    (Successful Efforts Method)                        732,901      732,901
   Less Accumulated Depreciation                    (  722,994) (   719,102)
                                                    -----------  -----------
       Total Other Assets                               14,242       29,949
                                                    -----------  -----------
       TOTAL ASSETS                                 $   33,182  $    60,826
                                                    ===========  ===========
            LIABILITIES & STOCKHOLDERS' EQUITY
            ----------------------------------
Current Liabilities
-------------------
   Accounts Payable & Accrued Expenses              $  133,509  $   117,920
   Notes Payable                                       237,513      237,513
                                                    -----------  -----------
       Total Current Liabilities                       371,022      355,433

Long Term Liabilities
---------------------
   Notes Payable                                       163,377      157,377

Stockholders' Equity
--------------------
  Capital Stock, 50,000,000 Shares at $0.01
   Par Value; 19,866,253 & 20,866,253
   Shares Issued & Outstanding Restated               198,660      208,660
   Paid In Capital                                   6,750,383    6,750,383
   Deficit in Retained Earnings                     (7,450,260) ( 7,411,027)
                                                    -----------  -----------
       Total Stockholders' Equity                   (  501,217)     451,984)
                                                    -----------  -----------
      TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY                         $   33,182  $    60,826
                                                    ===========  ===========

                           See Accompanying Notes
                                     3
                           Customer Sports, Inc.
                    Statements of Operations (Unaudited)
          For the Three Months Period Ended April 30, 1999 & 1998
               & the Nine Months Ended April 30, 1999 & 1998

                                                For the Three           For the Nine
                                                 Months Ended           Months Ended
                                             April      April      April       April
                                              1999       1998       1999        1998
                                         ---------- ---------- ----------  ----------
Revenues
--------
   Golf Sales & Fees                      $  53,281  $   3,798  $ 152,681   $  28,115
                                          ---------- ---------- ----------  ----------
      Total Revenues                         53,281      3,798    152,681      28,115

Cost of Expenses
----------------
   Cost of Golf Sales                         7,218     22,049     11,000      24,514
                                          ---------- ---------- ----------  ----------
      Gross Profit                           46,063  (  18,251)   141,681       3,601

Operating Expenses
------------------
   General & Administrative Expenses         52,487     93,157    193,587     186,771
   Depreciation & Amortization                  796      4,576      5,707      17,652
                                          ---------- ---------- ----------  ----------
       Total Cost & Expenses                 53,283      97,733    199,294     204,423

       Profit or (Loss) from Operations   (   7,220) ( 115,984) ( 57,613)   ( 200,822)
                                          ---------- ---------- ----------  ----------
Other Income (Expenses)
-----------------------
  Oil & Gas Revenues                           329      7,090      8,070      28,281
  Rental Income                             10,000        -0-     10,000         -0-
  Lease Operating Expenses
   Delayed Rentals, Royalties,
   & Taxes - Oil Well                    (     975) (   1,302)       309   (  10,488)
  Oil Well Improvement                         -0-  (  25,000)       -0-   (  75,000)
  Gain on Sale of Asset                        -0-        -0-        -0-       2,550
                                         ---------- ---------- ----------  ----------
     Total Other Income (Loss)               9,354  (  19,212)    18,379   (  54,657)
                                         ---------- ---------- ----------  ----------
     Net Income Loss                     $   2,134  ($135,196) ($ 39,234)  ($255,479)
                                         ========== ========== ==========  ==========
     Net Loss Per Share of
     Common Stock                        $    0.00  ($    .01) (    0.00)  ($    .02)

     Weighted Average Number
     Of Shares Outstanding
     During Period                      19,866,253 16,250,956 19,866,253  16,250,956


                           See Accompanying Notes
                                     4

                           Customer Sports, Inc.
                     Statement of Cash Flows Unaudited
                           April 30, 1999 & 1998

                                                          1999        1998
                                                     ----------  ----------
Cash Flows from Operating Expenses
----------------------------------
  Net (Loss) from Operations                         ($ 39,234)  ($255,479)
  Adjustments to Reconcile Net Loss to
   Net Cash Provided by Operating Activities
      Rounding                                               1         -0-
      Write Off Oil Wells                                  -0-      75,000
      Depreciation                                       5,707      17,652
      Non Cash Expenses                                    -0-      53,894
  Changes in Operating Assets & Liabilities
   (Increase) Decrease in Inventory                      7,218         -0-
   Increase (Decrease) in Accounts Payable              15,589      52,911
                                                     ----------  ----------
      Net Cash Provided (Used) by
      Operating Expenses                             (  10,719)  (  56,022)

Cash Flows from Investing Activities                       -0-         -0-
------------------------------------                 ----------  ----------

      Net Cash Provided (Used) by
      Investing Activities                                 -0-         -0-

Cash Flows from Financing Activities
------------------------------------
  Sale of Common Shares                                    -0-       6,375
  Payment on Notes Payable                                 -0-   (  12,000)
  Increase in Notes Payable                              6,000      76,500
  Contributed Capital                                      -0-         500
                                                     ----------  ----------
      Net Cash Provided (Used) by
      Financing Activities                               6,000      71,375
                                                     ----------  ----------
      Increase (Decrease) in Cash                        4,719      15,353

      Cash at Beginning of Period                       20,927         234
                                                     ----------  ----------
      Cash at End of Period                          $  16,208   $  15,587
                                                     ==========  ==========

                           See Accompanying Notes
                                     5





                           Customer Sports, Inc.

     ITEM  1.

     Summarized Financial Information (Continued)

     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
     APRIL 30, 1999

     NOTE #1 - BASIS OF PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting or normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months periods ending April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended July 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1998.



     ITEM  2.

Management's Discussion and Analysis of Financial Condition and Results of Operation

Operating revenue for the quarter ended April 30, 1999 were $63,610 compared to $10,888 for the quarter ended April 30, 1998. Total expenses for the quarter ending April 30, 1999 were $54,258 compared to $124,035 for the same period ended April 30, 1998.

Total revenues for the nine month period ended April 30, 1999 were $171,060 compared to $56,396 for the same period ended April 30, 1998. Total expenses for the nine months period ending April 30, 1999 were $199,294 compared to $289,911 for the same period ended April 30, 1998.

During the period, the Registrant wrote down the valuation of its remaining wells. Presently the wells are being carried for less than $50,000.

During the period, based upon prior votes of the Board, Registrant issued 11,487,540 shares of common stock

                                  PART II

                             OTHER INFORMATION

Item 1.   Legal Proceedings

          The Registrant has initiated an arbitration proceeding against the Lessor of its facility in Orange County, California. The Registrant believes it will prevail in this matter.

Item 2.   Changes in the Rights of the Registrant's Security HoldersNone

Item 3.   Defaults by the Company on its Senior Securities
          Registrant issued 1,027,500 shares of common stock to one class of convertible debt holders and 780,000 shares to holder of other debt as payment in kind.

Item 4.   Results of Votes of Security Holders . . . . . . . . . None

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . None




                                 SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Customer Sports, Inc. (Registrant)



     October 20, 1999                   /S/ Edmund J. Irvine
Date:----------------              By:  --------------------------
     October 20, 1999                   Edmund J. Irvine, Jr.
                                        President