Form 10KSB
period 1999-07-31
CUSTOMER SPORTS INC
filed 1999-11-15
CIK 51853

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM  10-K

               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the fiscal year ended: July 31, 1999         Commission file No. 0-5304
                           -------------                            -------

                           CUSTOMER SPORTS, INC.
                           ----------------------
           (Exact name of Registrant as specified in its charter)

      Utah                                                  87-0282745
-------------------------------                         -------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          identification No.)


                1023 RELIANCE WAY, DEL MAR, CALIFORNIA 92014
               ----------------------------------------------
                  (Address of principal executive offices)

Registrant's telephone number, including area code:          (619) 481-2400
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $.01 PAR VALUE
                        ---------------------------
                              (Title of Class)

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

                       $1,460,620 As Of July 31, 1998
                      -------------------------------

Indicate the Number Of Shares Outstanding Of Each Of The Issuer's Class Of Common Stock, As Of The Close Of The Period Covered By This Report

        Class                         Outstanding at July 31, 1999
--------------------------------     ---------------------------------
COMMON STOCK, $.01 PAR VALUE                   32,353,793

Documents incorporated by reference       NONE


                             TABLE OF CONTENTS

PART I

   ITEM 1.     BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . 3
   ITEM 2.     PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . 6
   ITEM 3.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . 9
   ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS . . . . 9

PART II

   ITEM 5.     MARKET FOR REGISTRANTS COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . 9
   ITEM 6.     SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . .10
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . .10
   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . .12
   ITEM 9.     DISAGREEMENT ON ACCOUNTING AND FINANCIAL
               DISCLOSURE. . . . . . . . . . . . . . . . . . . . . . . .12

PART III

   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
               REGISTRANT. . . . . . . . . . . . . . . . . . . . . . . .12
   ITEM 11.    EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . .14
   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . . .15
   ITEM 13.    CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS . . . . .16

PART IV

   ITEM 14     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
               AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .17

               SIGNATURE PAGE. . . . . . . . . . . . . . . . . . . . . .18

                                  PART  1

ITEM  1.  BUSINESS
-------------------
(a)       General Development of Business.
------------------------------------------
     CUSTOMER SPORTS (hereafter referred to as "Registrant") was incorporated under the laws of the State of Utah on September 26, 1968, for the purpose of investing in real estate. Registrant was engaged in limited operations in this area from inception until 1975. For the period 1975 to 1980, the Registrant was inactive.

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

     In 1982 and 1983, Registrant issued 2,766,582 shares of its common stock (adjusted for reverse stock splits in 1982 and 1997) in exchange for interests in oil and gas properties located primarily in Montana and Texas. The interests were acquired from a series of California limited partnerships of which Marquis Petroleum Corporation ("Marquis") was the sponsor and general partner. Pursuant to this acquisition, Marquis and its affiliates became controlling persons of the Registrant. Registrant filed its initial registration statement under Form 10 with the Securities and Exchange Commission in November, 1982, for the fiscal year ending July 31, 1982.

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

     In 1994, Registrant attempted to acquire Golf Manufacturer Liquidation Centers for a combination of cash and stock. For multiple reasons, the attempted acquisition was terminated in early 1995. Registrant, however, based upon the consultation conducted, determined that the golf industry offered opportunities to re-constitute the Company by re-directing its efforts internally and ceasing merger/acquisition discussions.

     During 1995, the Company created and attempted to raise capital for The Golf Show, a major retailing effort in golf. The effort was abandoned due to lack of capital.

     In 1996, Registrant entered into the retail distribution of golf products under a Back Nine Golf subsidiary. Once again, capital was insufficient to develop a significant distribution presence and the effort was terminated at the end of 1996.

     In 1997, Registrant re-focused the efforts of Back Nine Golf to operate retail facilities at public driving ranges. The Company had previously developed a unique computer-based customer generation, sales and retention system. In April of 1997, Registrant opened its first retail facility and signed an agreement for first right of refusal for 50 more facilities. In April 1997, Registrant leased new office space to support its staff. In July 1997, the Company engaged Stockton Equities to provide the capital necessary for the inventory requirements of the shops. In October 1997, Registrant moved its offices to its present location. In December of 1997, Registrant filed an S-8 registration for 4,450,000 shares and options to be issued to various entities involved in the promotion of the Company's activities.

     In January 1998, the Company expanded its business plan to include operations of the ranges themselves in addition to the retail space.
The Company engaged Stockbroker Relations, Inc. to provide the financial community with news of the company in order to diminish the cost of capital for the new business. In March 1998, the Registrant purchased an exclusive nationwide license to distribute microbial products to golf courses and driving ranges from a subsidiary of U.S. Microbics. The price was 1,000,000 shares of the Registrant's common stock. The products are designed to encourage growth and result in significant water savings.

     During 1998 and 1999, Registrant entered into two leases to operate driving ranges and their associated retail facilities under the name Community Golf Centers.

     In May of 1999, the Registrant planned a second company, BIGTOP GOLF.com that acts in harmony with the range management and promotions company. BIGTOP enrolls members at tent sales conducted at golf locations like driving ranges and uses the Internet to test products, to advertise products and to fulfill the desires of its members. The Internet will also assist in the tent sales by the Web site to be created. BIGTOP sets up opportunities for Community Golf at the driving ranges where the tent sales are held.

     In July 1999, Registrant separated into three operating entities and incorporated both BIGTOP and Community Golf.

     Under its plan of operations, Community Golf will provide local range management and promotion; BIGTOP will utilize tent shows to procure members and to set up the possibility for Community Golf. Customer
Sports will be responsible for all member service, telemarketing and the Internet presence.

      In April 1997, Mr. Dennis Altbrandt, CEO of Voice-It Worldwide, re-joined the Board and in July of 1997, Mr. Richard Mangerelli, CEO of Cybertel Communications, joined the Board.

     In December 1997, the Board added Mr. William Carr and Mr. Eldon Clawson, both of whom were investors in the Company's private offering of securities.

     Registrant's office is located at 1023 Reliance Way, Del Mar, California 92014; telephone 619-481-2400. Registrant moved to these offices in October 1997. Registrant had one full time employee as of year-end July 31,1999. During the year, employee levels varied from one to 22.


( b )          Narrative Description of Business
--------------------------------------------------
     Registrant, until its entry into the golf industry as an operating company, had been generally engaged in the business of owning minority working interests in oil and as properties located in the states of Montana and Texas. Registrant's oil and gas interests are subject to working and operating agreements whereby an unaffiliated operator operates the wells. This operator, for a fee or a carried interest in the well, manages the well production, sells the production, collects revenues, pays operating expenses and distributes the remaining revenues, if any, to the working interest owners.

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

     Ranges, targeted for acquisition, are initially smaller facilities with 36-60 hitting spaces and sufficient space for a retail presence and practice area.

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

Community Golf creates:

-- Cash flow from range operations and merchandise sales from two different sources;
--   An expanding customer base who join a membership club of the Company;
--   Awareness of new products where the Company may elect to invest;
-- Creates opportunities for new businesses using the its membership base.

     Its second business, funded in August 1999 is BIGTOP Golf.com that combines the excitement and allure of tent shows of golf merchandise with the capabilities of the Internet in the goal of establishing a database of 1.5 million Members by 2004.

     A third business of Registrant, in the planning stage, is NIH Golf. NIH would have the capability of marketing and fulfillment for the myriad small, undercapitalized companies trying to make a go of it in golf. NIH would acquire an equity interest in each company for whom it provides services.

     Registrant intends to grow or acquire related businesses using the established membership to aid in their growth. Later, Registrant may add value to its shareholders by offering all or a portion of its portfolio of grown/acquired companies via public offerings, mergers, etc.


( c )          Industry Competition
------------------------------------
     The Registrant encounters strong competition in its businesses. Better-capitalized companies occupy positions of strength in the oil and gas business, in off course golf retailing and in golf driving range operation. Registrant believes, however, that its unique customer generation, merchandising and retention system is of significant value in meeting the threats from the competition.

( d )         Government Regulations
-------------------------------------
     The golf industry is largely unregulated by the federal government. However, state and local governments, the Professional Golfers Association, and other industry organizations may have an adverse impact on the Registrant's operating capabilities. In addition, federal laws and regulations governing imports and exports could have a material effect upon the business prospects for the Registrant.


ITEM 2.   PROPERTIES
----------------------
     Registrant abandoned its single lease of a retail facility at one driving range in early 1998. It was forced to abandon the Double Eagle driving range two months after initiating the lease due to lack of capital. Despite the capital lack, it operated its site at Rancho Cucamonga until April of 1999 when the owner of the property terminated the ground lease and therefore Community Golf's sub-lease. Registrant was unable, for lack of funds, to initiate suit against the lessee and the landlord. Registrant leases office space from its Chairman.

    Registrant owns various interests in oil and gas leases, which are located in Texas. In 1989, Registrant completed a swap of certain oil and gas wells with Northland Royalty. The purpose of the swap was to maintain the Registrant's net equity at or above that required for continuing inclusion in the NASDAQ system. It permitted the company to recover previously deferred expenses, to cancel the 10-year non-cancelable operating agreement with Northland and reduce the depletion charges.
                                     6

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

( b )          Productive Wells and Acreage
--------------------------------------------
      Stanley T. Serocki, an independent petroleum engineer, evaluated the Registrant's proved oil and gas net recoverable reserves, as of July 31, 1985, and previous years. Registrant is not required to furnish information concerning its proven oil and gas reserves required by FASB statements 19 and 69 and the Securities and Exchange Commission Rules and Regulations because revenues from properties are passive. Evaluations were not prepared for fiscal years 1986 through 1998 for the same reason. Registrant has attempted to provide an estimate (below) of its current reserves by subtracting the net oil and gas production for Registrants 1995,1996, 1997, 1998, and 1999 fiscal years from Registrant's net recoverable oil and gas production as of July 31, 1985.
Management, based on its best judgment, provides the estimates presented below:

                                                            PROVED
                               PROVED RESERVES        DEVELOPED RESERVES
              YEAR ENDED   -----------------------  -----------------------
                 July 31     Natural    Crude Oil     Natural        Crude
                    Year   Gas (Mcf)        (Bbl)   Gas (Mcf)    Oil (Bbl)
            ------------ ------------ ----------- ------------- ------------
                    1995     199,000          140     199,000          140
                    1996     150,000          110     150,000          110
                    1997     100,000           70     100,000           70
                    1998      75,000           50      75,000           50
                    1999      50,000           30      50,000           30

Productive  wells and Producing Areas

     Registrant's interest in gross and net productive wells located on its properties as of July 31, 1999, was as follows:

                               WELLS     LOCATION       GROSS          NET
                         ------------ ------------ ------------ ------------
                                 Gas        Texas           7         1.25
                          --------------------------------------------------

Gross and net developed acres covered by Registrant's properties as of July 31, 1998, were as follows:

                            LOCATION        GROSS         NET
                         ------------ ------------ ------------
                               Texas        4,344         805

( c )          Drilling Activities
-----------------------------------
     Registrant's has drilled no productive or dry exploratory wells within its last three fiscal years. Registrant had three marginal wells in Texas plugged and abandoned.

( d )          Present Activities
---------------------------------
          As of this date, Registrant has no wells in the process of drilling. In 1993, Registrant wrote down by $329,429, the aggregate value of its remaining wells to more accurately reflect their value. In 1999, Registrant wrote down its wells by $100,000.

( e )          Delivery Commitment
----------------------------------
     Registrant has no direct contracts or agreements to provide a fixed and determinable quantity of oil or gas in the future to any entity.


ITEM 3.   LEGAL PROCEEDINGS
---------------------------
     There are no legal proceedings against the Company as of July 31, 1999. Registrant mediated its dispute with the operator of the range it was forced to abandon. Registrant agreed to pay $12, 000 rather than the $24,000 sought by the landlord. Registrant is pursuing arbitration with Roy Meadows, his Stockbroker Relations firm and its principals in an effort to cancel 2.2 million shares issued for services not provided and for breach of a fiduciary responsibility as agent of the Registrant..

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
          The Registrant did not have a shareholder meeting during the fiscal year. In October 1996, shareholders approved a 1:2 reverse split of the Common Shares; a re-incorporation in the state of Nevada; the issuance of 5,000,000 shares of preferred stock; the name change from INCORP, Inc. to Customer Sports, Inc.; and a mandate to fund and carry out the proposed plan of operation. Results of the vote indicated 97 percent approval.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    SHAREHOLDER  MATTERS
-----------------------------------------------------------
( a )          Market Information
---------------------------------
     The Registrant's common stock was traded on the NASDAQ system (Symbol INVT/ INVTE) until December 31, 1988. In January 1989 the NASD notified the Registrant that its shares were being de-listed for lack of market makers. The Registrant's shares were then quoted in the Pink Sheets provided by the NASD. In June 1989, the Registrant appealed the decision at a hearing conducted in San Francisco. The Registrant was notified shortly thereafter that inclusion in the NASDAQ system was denied because of the lack of active business operations.

     In November 1996, Brookstreet Securities filed a 15c2-11 with the NASD that was approved in May 1997, and commenced making a market in the shares of the Registrant on the Electronic Bulletin Board. The Symbol is "CTMR".

The high and low prices for each quarter of each fiscal year were as follows:

                                      1999 Sales Price   1998 Sales Price
                                    ------------------- -------------------
               Quarter Ended bid        High       Low      High       Low
               -----------------       Asked       Bid     Asked       Bid
                                    --------- --------- --------- ---------
               October 31               $.09      $.04      $.31      $.09
               January 31               $.15      $.02      $.30      $.06
               April 30                 $.02      $.01      $.38      $.07
               July 31                  $.01      $.01      $.16      $.05

                                     9
( b )          HOLDERS
----------------------
     The approximate numbers of Registrant's common stock holders based upon the transfer records of Registrant as of July 31, 1999, were 623. In addition, 108 shareholders hold stock in Street Name.

( c )          DIVIDENDS
------------------------
     Registrant has not paid cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for Registrant's new business activities while retaining its oil and gas interests.

ITEM 6    SELECTED FINANCIAL DATA
---------------------------------
     The following is a five-year summary of selected financial data:

FISCAL YEAR ENDED JULY 31
-------------------------
                                1998         1997        1996         1995
Total Sales                $  68,490    $  31,039   $  45,015    $  57,561
Net Earnings (Loss)        $(515.064)   $(265,820)  $(388,387)   $(119,224)
Total Assets               $  60,826    $ 173,329   $ 275,343    $ 295,263

Total Long Term Debt       $ 157,377    $ 319,263   $  32,105    $       0
Net Gain (Loss) Per        $   (0.03)   $   (0.02)  $   (0.01)   $   (0.00)

No dividends were paid in fiscal 1999 or in the four years prior thereto.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION RESULTS OF OPERATIONS
------------------------------------------------------------
     (a)  In General
     ---------------
     During fiscal year 1999, Registrant continued to experience severe financial difficulties caused by lack of capital to augment its growth. During the period, the Registrant ceased operations at driving ranges for its business. Capital to support the growth was not made available during the fiscal year,

     Further, oil and gas revenues declined. Registrant's change in the repayment schedule on $75,000 secured debt was accepted. Registrant anticipates that arrearages will be made up from other revenue sources associated with its golf business should such anticipated revenues, in fact, be received.

     Registrant's total stockholder's equity for fiscal 1999 was ($508,545) compared to ($451,984) for fiscal 1998, an increase of $56,561 occasioned by operating losses, depletion, and the start up expenses of the Registrant's new activity.

     Registrant cancelled its licensing agreement with U.S. Microbics in October 1998. Licensor agreed to return 1,000,000 shares and paid registrant $3,750.

     Management personnel re-wrote employment contracts so that arrearages could be forgiven, paid out over time or were converted into equity in the Corporation via options.

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

     Registrant's day-to-day operating expenses have increased with the commencement of Registrant's new entrance into the golf business. Registrant's management served without cash compensation from 1986 until October 1994. Registrant's office facilities, storage, clerical assistance and administration were provided by affiliates of the President pursuant to an agreement, at a cost of $1500 per month until March 1, 1996 and then again after October 1997.

     In the judgment of Management, the future success of Registrant is dependent upon the following factors:

     --   Establish Community Golf Centers as a viable operating golf entity
     --   Obtain necessary capital to implement  the operation.
     --   Attract and compensate management to carry out the plan.

     (b)  Results of Operation
     --------------------------
               The production revenues from the oil and gas properties for fiscal year 1999 were $8,730 as compared to $37,825 for fiscal year 1998 as two wells were abandoned. Revenues from the golf business that had been dormant but re-opened for operation in August1998 were $197,611 vs. $28,115 in 1998.

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

     (d)  Subsequent Events
     ----------------------
          In August 1999, Citadel Capital agreed to fund BIGTOP Golf, provide a line of credit for up to one million dollars and to fund the Community Golf Centers operation. Registrant sold 16% of BIGTOP and 12.5% of Community Golf for $500,000. The Registrant is in the process of securing additional capital. BIGTOP conducted its first tent sale in October 1999.

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

                                    PART  III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

NAME                     AGE     DIRECTOR SINCE     OFFICE
----------------------   ------  ---------------    -------------------
Edmund J. Irvine, Jr.    59      1985               Chairman/President
S. Michael Sharp         49      1997               Secretary
Gary A. Stougaard        47      1995               Director
Richard Mangerelli       58      1997               Director
Michael H O'Neal         45      1996               Director
William Carr             68      1997               Director
Eldon R. Clawson         73      1997               Director

                                     12
BOARD OF DIRECTORS
------------------
The Board of Directors of Customer Sports, Inc. is comprised of the following individuals:

Edmund J. Irvine, Jr. Chairman of the Board/CEO of Customer Sports
------------------------------------------------------------------
     Mr. Irvine is a graduate of the Wharton School of Business of the University of Pennsylvania and the New York Institute of Finance. He was a decorated Naval Aviator in the United States Marine Corps. He spent nearly twenty-five years in the investment banking industry. For seven years he was a partner and principal with his own brokerage firm. He has been president of two equity based real estate lending organizations. He is currently President of Customer Sports and its Community Golf Centers subsidiary.

S. Michael Sharp, Ph.D., Corporate Secretary
---------------------------------------------
     Mr. Sharp is a graduate of Chapman University, the University of North Dakota, the Amos Tuck School of Business at Dartmouth College and California Coast University. He taught management and communications at several major universities. For the last fifteen years, he has guided development stage companies, helping them emerge as profitable public companies. He served as Senior Vice President and Chief Operating Officer for Customer Sports until his resignation in September 1997. Immediately prior to joining Customer Sports, he served as Vice President of Intelligent Surgical Lasers, Inc.

Gary A. Stougaard
-----------------
     Mr. Stougaard is Vice President of Acquisitions for as publicly traded real estate investment trust in the hotel business. He has served in executive capacities with various companies with profit and loss responsibilities and spent over six years as an audit manager with Ernst and Whinney. He has directed major real estate projects and has been involved in multi- hotel financing and the creation of equity. He is familiar with public offerings, mergers and acquisitions and leverage buyouts.

Michael H. O'Neal
------------------
     Mr. O'Neal is an officer in the firm of First Albany Securities, a general securities firm. He has been a specialist in municipal finance as a General Securities Principal for over 28 years. He was a partner in the Solana
Beach Firm of Whipple, Kinsell, and O'Neal. He was also a partner of the Los Angeles securities firm of Crowell Weeden & Co., Inc. Mr. O'Neal is a former Director of the Los Angeles Municipal Bond Club and has served or headed Boards of other organizations.

Dennis W. Altbrandt
-------------------
     Mr. Altbrandt is a consultant in the field of communications and electronics. He is the former President and CEO of Voice It Communications, a publicly held company in the hand held voice communications field. He has been a partner in two venture capital firms and was a founder and CEO of Sunward Technologies a $100 million company. Mr. Altbrandt was with Price Waterhouse for nine years. He has been Chief Financial Officer at several major companies and Chief Executive Officer at two others. He graduated with a degree in accounting from Syracuse University and completed all MBA coursework at the University of San Francisco.

Mr. Richard Mangerelli
-----------------------
     Mr. Mangiarelli is president and CEO of Cybertel Communications, a publicly held communications company that is developing telefony communications for the Internet. Cybertel operates primarily through affinity groups. He is a retired Colonel from the United States Marine Corps and has run public companies for the last ten years. He has an Undergraduate degree from the University of Connecticut and a Masters of Business degree from Pepperdine University.

Mr. Eldon R. Clawson
---------------------
     Mr. Clawson is a retired attorney and investor. Following a term with the law firm of Gibson, Dunn and Crutcher, Mr. Clawson joined Bekins Van and Storage as General Counsel. He became head of their most profitable, non-moving and storage division, the Business Services Group. He has served on the board of a number of companies including firms engaged in franchising and insurance brokerage. He is a graduate of the University of Arizona
School of law and received his Master of Law degree from the Columbia Law School in New York City.

Mr. William H. Carr
-------------------
     Following retirement from the United States Navy, Mr. Carr founded C&R construction, a firm that built hundreds of homes, shopping malls, industrial buildings and warehouses. He has served multiple terms on the City Commission of Desert Hot Springs and was instrumental in the construction of new schools and sewers and tourist attractions. He served on the Riverside County Central Committee for seven years. Mr. Carr is a retired investor and ordained minister.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
     Mr. Irvine received cash compensation during the fiscal year ended July 31, 1999 of $34,500. Mr. Irvine also received 2,400,000 shares for services; Mr. Sharp 850,000 for payment of services and in kind for accrued interest.
                                     14

     Mr. Irvine exercised options for 6.25 million shares at $0.005 per share and agreed to a note for $71250 for the balance still owed him under contract.

     Mr. Sharp exercised options for 2,450,000 shares at a price of $0.005 previously granted

     Directors of the Corporation had the purchase price of their options on 2,000,000 shares changed from a price of $0.10 for a period of three years from the date of grant to a price of $0.01. Each Director paid $500 in cash and a note for $2,000 for the options or $0.01 per option. Directors of the Registrant do not currently receive any fees for attending directors meetings. No officer or director received or is owed cash compensation for meeting attendance for the Registrant's fiscal year ended July 31, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
     The table below sets forth: (i) the number of shares owned of record or beneficially by Registrant's officers and directors as of July 31, 1997;
(ii) the number of shares owned by such persons as a group; and (iii) those persons known to Registrant to own of record or beneficially more than five per cent (5%) of Registrant's outstanding common Stock as of July 31, 1994. Unless otherwise noted, each of the persons reflected in the table possessed the sole power to vote and the sole power to dispose of the shares indicated, except as noted.


COMMON STOCK
------------
Name and Address of
Beneficial Owner
---------------------------        ---------------   ------------
Edmund J. Irvine, Jr.
1023 Reliance Way
Del Mar, California 92014              11,631,000         35.94%

Gary A. Stougaar
5721 Chelsea Ave.
La Jolla, California 92014               462,500           1.40%

S. Michael Sharp, Ph.D
Oil El Camino Real
San Diego, California 92130             4,868,500         15.04%

Richard Mangiarelli
Orchid Lane
Del Mar, California 92104                  62,500           0.2%

Dennis Altbrandt
5300 Preserve Parkway South
Greenwood Village, Colorado 80121         362,500           1.2%

William Carr
15459 Happy Hollow Lane
Pauma Valley, California 92061            572,500           1.7%

Eldon R. Clawson
1286 Elk Place
Davis, California 95616                18,234,000         56.35%

*Holding are based upon certain performance provisions.

Other Major Shareholders:
-------------------------
Roy Meadows
1230 Longwood Avenue, Suite 200
Longwood, Florida 32714                 4,194,117          12.9%

David A. Tenwick
480 Medic Way
Worthington, Ohio 43085                   800,500           2.5%

John Vanover
1705 Blue Mountains
Las Vegas, Nevada 89108                   750,000           2.4%

Frank DeMarco, Trustee (1)
899 El Centro St., Suite 201
South Pasadena, California 91030          600,000           2.9%

Unified Professional Services
c/o David Bustrum
1316 North Walnut
LaHabra Heights, California 90631         575,000           1.8%

Robert C. Brehm
6935 El Camino Real, Suite 105-279
Carlsbad, California 92009                500,000           1.7%

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS
------------------------------------------------
     During Fiscal Year 1999, the Board authorized the creation of separate operating divisions to be funded separately. The Board issued 1,610,000 shares to debt holders for payment in kind. Other option exercises were treated elsewhere in this filing under Compensation.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8 - K
-----------------------------------------------------


     A.   Financial Statements

     B.   Consent of Independent Auditors

     C.   Reports on Form 8-k

          None















                                 SIGNATURES
                                -----------
                                INCORP, INC.
                               --------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on the dates listed below on behalf of the Registrant and in the capacities indicated.

Signature                       Date                Title
-----------------------------   -----------------   ---------------------

/S/ Edmund J. Irvine, Jr.
-----------------------------
EDMUND J. IRVINE, JR.           November 12, 1999   President, Chairman
                                                    Director

/S/ S. Michael Sharp
-----------------------------   November 12, 1999   Secretary, Director
S. MICHAEL SHARP

/S/ William Carr
-----------------------------   November 12, 1999   Director
WILLIAM CARR

/S/ Michael H. O'Neal           November 12, 1999   Director
-----------------------------
MICHAEL H O'NEAL

/S/ Dennis Altbrandt            November 12, 1999   Director
-----------------------------
DENNIS ALTBRANDT

/S/ Eldon R. Clawson            November 12, 1999   Director
-----------------------------
ELDON R. CLAWSON


                           Customer Sports, Inc.

                            FINANCIAL STATEMENTS

                               JULY 31, 1999
                                     &
                               JULY 31, 1998
/Letterhead/
                           Schvaneveldt & Company
                        Certified Public Accountant
                     275 East South Temple, Suite #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.

                        Independent Auditors Report
                        ----------------------------

Board of Directors
Customer Sports, Inc.

I have audited the accompanying balance sheets of Customer Sports, Inc., as of July 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended July 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Customer Sports, Inc., as of July 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended July 31, 1999, 1998, and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #12 to the financial statements, the Company has an accumulated deficit and a negative net worth at July 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Schvaneveldt & Company
Salt Lake City, Utah
November 9, 1999

                              Customer Sports, Inc.
                                  Balance Sheet
                             July 31, 1999 and 1998

                                                              1999         1998
                                                        -----------  -----------
              ASSETS
Current Assets
--------------
  Cash                                                  $      -0-   $    0,927
  Receivables (Note #3)                                        -0-        2,732
  Inventory                                                    -0-        7,218
                                                        -----------  -----------
       Total Current Assets                                    -0-       30,877

Other Assets
------------
  License                                                      -0-       10,000
  Refundable Deposit                                           -0-        3,000
  Equipment - Net                                              729        3,150
  Oil & Gas Properties
   (Successful Efforts Method)                             732,901      732,901
  Less Accumulated Depreciation                         (  724,961)  (  719,102)
                                                        -----------  -----------
       Total Other Assets                                    8,669       29,949
                                                        -----------  -----------
       Total Assets                                     $    8,669   $   60,826
                                                        ===========  ===========

The accompanying notes are an integral part of these financial statements

                              Customer Sports, Inc.
                            Balance Sheet -Continued-
                             July 31, 1999 and 1998

                                                              1999         1998
                                                        -----------  -----------

              LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
--------------------
  Cash in Bank - Overdraft                              $   10,060   $      -0-
  Accounts Payable & Accrued Expenses                      126,590      117,920
  Notes Payable (Note #5)                                  380,564      237,513
                                                        -----------  -----------
       Total Current Liabilities                           517,214      355,433

Long Term Liabilities
---------------------
  Notes Payable (Note #5)                                      -0-      157,377

Stockholders' Equity
--------------------
  Capital Stock, 50,000,000 Shares at $0.01
   Par Value; 32,407,703 & 20,866,253
   Shares Issued and Outstanding Restated                  324,077      208,660
  Paid In Capital                                        6,758,403    6,750,383
  Deficit in Retained Earnings                          (7,591,025)  (7,411,027)
                                                        -----------  -----------
       Total Stockholders' Equity                       (  508,545)  (  451,984)
                                                        -----------  -----------
       Total Liabilities &
       Stockholders' Equity                             $    8,669   $   60,826
                                                        ===========  ===========


The accompanying notes are an integral part of these financial statements

                           Customer Sports, Inc.
                          Statements of Operations
             For the Years Ended July 31, 1999, 1998, and 1997

                                                  1999        1998         1997
                                            ----------- -----------  -----------
Revenues
--------
  Golf Sales & Fees                         $  197,611  $   28,115   $   34,414
                                            ----------- -----------  -----------
       Total Revenues                          197,611      28,115       34,414

Cost of Sales
-------------
  Cost of Golf Sales                            21,549      12,209       17,746
                                            ----------- -----------  -----------
       Gross Profit                            176,062      15,906       16,668

Operating Expenses
-------------------
  Consulting Fees                                5,000      18,860      162,125
  General & Administrative Expenses            309,909     146,984      165,132
  Interest Expenses                             40,377      46,720       47,011
  Depreciation & Amortization                    8,280      24,072       25,333
  Loss Prepaid Advertising                         -0-     222,500          -0-
  Prior Period Accruals                            -0-         -0-   (  182,133)
                                            ----------- -----------  -----------
       Total Costs & Expenses                  363,566     459,136      217,468
                                            ----------- -----------  -----------

Loss from Operations                        (  187,504) (  443,230)  (  200,800)
--------------------                        ----------- -----------  -----------

Other Income (Expenses)
-----------------------
  Gain on Sale of Assets                           -0-       2,550        6,500
  Oil & Gas Revenues                             8,730      37,825       41,720
  Write Off Impaired Oil Wells                     -0-  (  100,000)  (  100,000)
  Lease Operating Expenses, Delayed
   Rentals, Royalties, & Taxes - Oil Well   (    1,224) (   12,209)  (   13,240)
                                            ----------- -----------  -----------
       Total Other Income                        7,506  (   71,834)  (   65,020)
                                            ----------- -----------  -----------
       Net Loss                             ($ 179,998) ($ 515,064)  ($ 265,820)
                                            =========== ===========  ===========
       Net Loss Per Share
       Of Common Stock                      ($     .01) ($     .03)  ($     .02)

       Weighted Average Number
       Of Shares Outstanding
       During Period                        19,865,997  17,080,356   11,598,256

The accompanying notes are an integral part of these financial statements

                           Customer Sports, Inc.
                     Statements of Stockholders' Equity
               For the Period August 1, 1997 to July 31, 1999

                                                                             Deficit
                                            Common Stock        Paid In     Retained
                                        Shares       Amount     Capital     Earnings
                                 ----------------------------------------------------
Balance, August 1, 1997             13,776,734      137,770   6,404,217   (6,895,963)

Shares Issued for Cash
at $0.10 Per Share                      50,000          500       5,125

Shares Issued for License
at $0.01 Per Share                   1,000,000       10,000

Shares Issued for Cash
at $0.06 Per Share                   2,194,117       21,940     112,559

Shares Issued in Satisfaction
of Accrued Interest at
$0.08 Per Share                        390,146        3,900      28,232

Shares Issued to Acquire
Prepaid Services at $0.10
Per Share                            2,225,000       22,250     200,250

Shares Issued for Services
at $0.01 Per Share                   1,230,000       12,300

Loss for Year Ended
July 31, 1998                                                             (  515,064)
                                 ----------------------------------------------------
Balance, July 31, 1998              20,865,997      208,660   6,750,383   (7,411,027)

Shares Returned for Surrender
of License Acquired Fiscal Year
Ended July 31, 1998                 (1,000,000)     (10,000)

Shares Issued to Officer in
Satisfaction of Notes Payable,
Accrued Consulting & Interest
at $0.01 Per Share                   2,260,000       22,600       2,868


The accompanying notes are an integral part of these financial statements

                           Customer Sports, Inc.
               Statements of Stockholders' Equity -Continued-
               For the Period August 1, 1997 to July 31, 1999

                                                                             Deficit
                                            Common Stock        Paid In     Retained
                                        Shares       Amount     Capital     Earnings
                                 ----------------------------------------------------

Shares Issued to Officer in
Satisfaction of Notes Payable,
Accrued Consulting & Interest
at $0.01 Per Share                   8,410,000       84,100    (  1,463)

Shares Issued in Satisfaction
of Interest on Investor Notes
at $0.014 Per Share                  1,687,500       16,875       6,615

Shares Issued to Former Officer
in Payment of Accrued Interest
at $0.01 Per Share                      10,000          100

Shares Issued for Loan Origination
for $0.01 Per Share                    120,000        1,200

Shares Issued for Services at $0.01
Per Share                               54,206          542

Loss for Year Ended
July 31, 1999                                                            (   179,998)
                                 ----------------------------------------------------
Balance, July 31, 1999              32,407,703   $  324,077  $6,758,403  ($7,591,025)
                                 ====================================================


The accompanying notes are an integral part of these financial statements


                                Customer Sports, Inc.
                               Statements of Cash Flows
                    For the Years Ended July 31, 1999, 1998 & 1997

                                                       1999        1998         1997
                                                 ----------- -----------  -----------
Cash Flows from Operating Activities
------------------------------------
 Net Loss                                        ($ 179,998) ($ 515,064)  ($ 265,820)
 Adjustments to Reconcile Net
  Income (Loss) to Net Cash
  Provided by Operating Activities:
   Write Off of Accounts Payable                        -0-         -0-   (  182,133)
   Shares of Common Stock Issued
     for Services in Lieu of Cash                   114,870     269,667       30,880
   Write Off of Impaired Assets                         -0-     100,000      100,000
   Depreciation                                       8,280      24,072       25,333
 Changes in Operating Assets & Liabilities:
   (Increase) Decrease in Receivables                 2,723         481   (      165)
   (Increase) Decrease in Inventory                   7,218      16,000   (   22,718)
   (Decrease) Increase in Accounts Payable            8,670  (   15,495)      76,946
   Decrease (Increase) in Refundable Deposit          3,000         -0-          -0-
                                                 ----------- -----------  -----------
     Net Cash (Used) by Operating Activities     (   35,237) (  120,339)  (  237,677)

Cash Flows from Investing Activities
------------------------------------
 Purchase of Equipment                                  -0-  (    2,643)  (    4,200)
 Sale of Assets                                         -0-       2,550          750
                                                 ----------- -----------  -----------
     Net Cash (Used) by Investing Activities            -0-  (       93)  (    3,450)

Cash Flows from Financing Activities
------------------------------------
 Sale of Common Shares                                  -0-     140,125      135,000
 Increase in Notes Payable                            5,000       6,500      103,113
 Cash Paid on Notes Payable                      (      750) (    5,500)         -0-
                                                 ----------- -----------  -----------
     Net Cash Provided by Financing Activities        4,250     141,125      238,113
                                                 ----------- -----------  -----------
     Increase (Decrease) In Cash                 (   30,987)     20,693   (    3,014)
                                                 ----------- -----------  -----------
     Cash at Beginning of Year                       20,927         234        3,248
                                                 ----------- -----------  -----------
     Cash at End of Year                         ($  10,060) $   20,927   $      234
                                                 =========== ===========  ===========

The accompanying notes are an integral part of these financial statements

                           Customer Sports, Inc.
                    Statements of Cash Flows -Continued-
               For the Years Ended July 31, 1999, 1998 & 1997

                                                       1999        1998         1997
                                                 ----------- -----------  -----------
Disclosures from Operating Activities
--------------------------------------

 Interest                                        $   40,377  $   46,720   $   47,011
 Taxes                                                  -0-         -0-          -0-

Significant Non Cash Transactions
---------------------------------
 Stock Issued for Services 2,038,000 Shares             -0-         -0-       30,880
 Stock Issued for Services 3,455,000 Shares             -0-     234,800          -0-
 Stock Issued for License 1,000,000 Shares              -0-      10,000          -0-
 Stock Issued for Accrued Expenses 390,146 Shares       -0-      32,063          -0-
 Stock Issued for Accrued Expenses 1,871,706
  Shares                                             25,332         -0-          -0-
 Stock Issued for Notes Payable Accrued Expenses
  to Officers 10,670,000 Shares                     108,105         -0-          -0-


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

                           Customer Sports, Inc.
                 Notes to Financial Statements -Continued-

NOTE #3 - Receivables
---------------------

                                                        July 31,  July 31,
                                                            1999      1998
                                                        --------- ---------
Receivables consist of the following:
Current Assets Due from Oil &
  Gas Production & Royalty                              $    -0-  $  2,732
                                                        --------- ---------
     Total                                              $    -0-  $  2,732
                                                        ========= =========

NOTE #4 - Depreciation
----------------------
The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $500 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation.

Scheduled below are the assets, costs, lives, and accumulated depreciations at July 31, 1999 and 1998.



                                                      Depreciation      Accumulated
                            1999    1998               Expense       Depreciation
                            Cost    Cost   Life    1999     1998     1999     1998
-------------------------------------------------------------------------------------
Furniture & Fixtures    $ 12,092  $ 12,092    5  $ 2,421 $  2,420 $  6,247  $  3,827
Compressors                5,116     5,116    5      -0-      -0-    5,116     5,116
                       --------------------------------------------------------------
   Total Equipment      $ 17,208  $ 17,208       $ 2,421 $  2,420 $ 11,363  $  8,943

Oil & Gas Wells
Tangible                $732,901  $732,901       $ 5,589 $ 21,652 $724,961  $719,102


                           Customer Sports, Inc.
                 Notes to Financial Statements -Continued-

NOTE #5 - Notes Payable
-----------------------

The Company has notes payable as follows:
                                                   July 31, 1999       July 31, 1998
                                                  Long     Short      Long     Short
                                                  Term      Term      Term      Term
                                            -----------------------------------------
Note Payable (Wilson Judgement) Interest
 12% per Annum Unsecured                       $   -0-   $68,627   $   -0-   $68,627

Note Payable - 10%Interest, Term 36 Months         -0-    10,000     3,614     6,386

Note Payable - 10% Interest, Term 36 Months        -0-    15,000       -0-    15,000

Note Payable - 10% Interest, Term 36 Months        -0-    10,000       -0-    10,000

Note Payable - 10% Interest, Term 36 Months        -0-    10,000       -0-    10,000

Note Payable - No Interest, Term 12 Months         -0-       -0-       -0-       750

Note Payable - 12% Interest                        -0-     5,750       -0-     5,750

Note Payable - 12% Interest, Term 36 Months        -0-    12,500       -0-    12,500

Note Payable - 12% Interest, Term 36 Months        -0-    12,500       -0-    12,500

Note Payable - 10% Interest, Term 36 Months        -0-    25,000       -0-    25,000

Note Payable - 10% Interest, Term 36 Months        -0-     5,000       -0-     5,000

Note Payable - Eight Investors, 12% Interest,
  Term 36 Months                                   -0-    90,000    30,000    60,000

Note Payable - Officer, 10% Interest,
  Term 36 Months                                   -0-    25,000    38,576       -0-

Note Payable - Officer, 10% Interest,
  Term 36 Months                                   -0-    50,600    44,600     6,000

Note Payable - Officer, 10% Interest,
  Term 36 Months                                   -0-    40,587    40,587       -0-
                                                                                     -----------------------------------------
     Total Notes Payable                      $    -0- $ 380,564 $ 157,377 $ 237,513
                                                                                     =========================================

                                Customer Sports, Inc.
                      Notes to Financial Statements -Continued-

NOTE #5 - Notes Payable -Continued-
-------------------------------------
Debt service requirements for all notes are as follows:
                                                      Principal
                                                        Amount
                                                     Year Ended           Due
                                                  ----------------------------
                                                  July 31, 2000       $380,564

NOTE #6 - Net Operating Loss Carryforward for Income Tax Purposes
------------------------------------------------------------------
The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                 Year of Loss              Amount     Expiration Date
               -------------------------------------------------------
                July 31, 1982        $    728,099                2002
                July 31, 1983             181,918                2003
                July 31, 1984             317,779                2004
                July 31, 1985             448,697                2005
                July 31, 1986             570,831                2006
                July 31, 1987             202,722                2007
                July 31, 1988             136,277                2008
                July 31, 1989              11,573                2009
                July 31, 1990              34,099                2010
                July 31, 1991              45,224                2011
                July 31, 1992              31,777                2012
                July 31, 1993              45,230                2013
                July 31, 1994              59,869                2014
                July 31, 1995             119,224                2015
                July 31, 1996             388,387                2016
                July 31, 1997             265,820                2017
                July 31, 1998             521,064                2018
                July 31, 1999             179,356                2019

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

                                                         1999         1998
                                                  -------------------------
Current Tax Asset Value of Net Operating Loss
  Carryforwards at Current Prevailing Federal
  Tax Rate                                         $1,210,349   $1,149,368
Evaluation Allowance                               (1,210,349)  (1,149,368)
 Net Tax Assets                                    $      -0-   $      -0-
Current Income Tax Expense                                -0-          -0-
Deferred Income Tax Expense                               -0-          -0-

                           Customer Sports, Inc.
                 Notes to Financial Statements -Continued-

NOTE #7 - Lease Commitments
---------------------------
The Company canceled its lease on the golf driving range in Orange County, California and in the subsequent year settled with the landlord for $3,000 in termination fees.

NOTE #8 - Costs Incurred in Oil & Gas Activities
-------------------------------------------------

                                                           July         July
                                                       31, 1999     31, 1998
                                                   --------------------------
Capitalized Costs:
Acquisitions of Producing Oil, Gas & Equipment     $      -0-   $      -0-
  Expensed:
Delay Rents, Royalties and Well Expenses                1,227       15,098
Depletion                                               5,859       21,562
                                                   --------------------------

NOTE #9 - Related Party Transactions
------------------------------------
The holders of notes are current officers and others, who during their tenure as Officers, have provided services, or cash, totaling $116,187. These notes bear interest at 10% and have 12 month terms.

NOTE #10- Stock Options
------------------------
The Company has an aggregate of $75,000 in notes payable that allow the holder thereof to convert their notes to 1,000,000 shares at $0.075 per share. The note holder loses convertibility of 3.33% of the original amount for each payment received from the Company.

Each of the Company's seven directors has an option for 250,000 shares which can be exercised for $0.01 per share ($2,500) prior to July 31, 2000.

NOTE #11 - Non Cash Financing and Investing Activities
------------------------------------------------------
In 1996, the Company has issued 6,225,000 shares of its common stock for services valued at $62,250. In addition, the Company issued 25,000 shares of its common stock in settlement of a $26,500 account payable.

The Company issued 2,038,000 shares of its common stock at $0.01 per share, for services received during the year ended July 31, 1997.

The Company issued 1,000,000 shares of its common stock to acquire a distributor license valued at $10,000 during the year ended July 31, 1998.

                           Customer Sports, Inc.
                 Notes to Financial Statements -Continued-

NOTE #11 - Non Cash Financing and Investing Activities -Continued-
-------------------------------------------------------------------
During the year ended July 31, 1998, the Company issued 390,146 shares of its common stock, in satisfaction of accrued interest of $32,063, and an additional 2,225,000 shares of its common stock, were issued for services valued at $222,500.

During the year ended July 31, 1999, the Company issued 1,871,706 shares of its common stock in satisfaction of accrued expenses of $25,332, and an additional 10,680,000 shares for notes payable and accrued expenses to its officers of $106,127.

NOTE #12 - Going Concern
------------------------
The Company has no assets and no operations from which it can obtain working capital. The Company recognizes that it must find a source of working capital or the Company may not be able to continue its existence.

NOTE #13 - Subsequent Events
----------------------------
At a Special Meeting of the Board of Directors on May 25, 1999, it was approved to incorporate to wholly owned subsidiaries, from which it will conduct diversified golfing related activities. It is anticipated that to raise the necessary capital the Company will sell equity positions in both subsidiaries, but in no event will the Companies' ownership be diminished below 51%. The Incorporation of the Subsidiaries occurred in August 1999.