Form 10QSB
period 1999-10-31
CUSTOMER SPORTS INC
filed 1999-12-23
CIK 51853

                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File No.
---------------------                                 ---------------------
   October 31, 1999                                            0-5304

                           CUSTOMER SPORTS, INC.
                           ----------------------
                         (Exact Name of Registrant)

            UTAH                                           87-0282745
--------------------------------                        -------------------
(State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                        Identification No.)

              2591 Pioneer Avenue, #B, Vista, California 92083
              ------------------------------------------------
                  (Address of Principal Executive Offices)

     Registrant's telephone number including area code:     (760) 597-5770
                                                            ---------------
     Former name, former address, and former fiscal      1023 Reliance Way
     year end, if changed since last report.            Del Mar, CA. 92014
                                                            (619) 481-2400

(1) Name and Telephone Number of persons to contact in regard to this notification.
     Ted Irvine             (760)            597-5770
     ----------          ----------          -----------------
     (Name)              (Area Code)         (Telephone Number)

(2) Have all other periodic reports required under Section 13 of 15 (b) of the Securities and Exchange Act of 1934 or Section 30 or the Investments Act of 1940 during the preceding 12 months (or for such shorter) period that the Registrant was required to file such reports been filed? If answer is no, identify report(s).
     X   Yes       No
   -----     ------
(3) Is it anticipated that any significant change in result of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
     X   Yes       No
   ------    ------
If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

Common Stock, Par Value $0.01 Per Share, 32,407,703 Shares Issued & Outstanding at October 31, 1999.

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

                           Customer Sports, Inc.
                        Balance Sheets  (Unaudited)
                      October 31, 1999 & July 31, 1999

                                                      October         July
                                                     31, 1999     31, 1999
                                                   -----------  -----------
       Assets
       ------
Current Assets
--------------
  Cash                                             $  181,212   $      -0-
  Inventory                                            87,332          -0-
                                                   -----------  -----------
       Total Current Assets                           268,544          -0-

Other Assets
------------
  Refundable Deposit                                    5,892          -0-
  Equipment - Net                                      16,663          729
  Oil & Gas Properties
   (Successful Efforts Method)                        732,901      732,901
  Less Accumulated Depreciation                    (  728,375)  (  724,961)
                                                   -----------  -----------
       Total Other Assets                              27,081        8,669
                                                   -----------  -----------
       Total Assets                                $  295,625   $    8,669
                                                   ===========  ===========
       Liabilities & Stockholders' Equity
       ----------------------------------
Current Liabilities
-------------------
  Cash in Bank - Overdraft                         $      -0-  $    10,060
  Accounts Payable & Accrued Expenses                 133,169      126,590
  Notes Payable                                       475,614      380,564
                                                   -----------  -----------
       Total Current Liabilities                      608,783      517,214

Long Term Liabilities
---------------------
  Notes Payable                                       330,000          -0-

Stockholders' Equity
--------------------
  Capital Stock 50,000,000 Shares at
   $0.01 Par Value; 32,407,703 Shares
   Issued & Outstanding Respectively                  324,077      324,077
  Paid In Capital                                   6,758,403    6,758,403
  Deficit in Retained Earnings                     (7,725,638)  (7,591,025)
                                                   -----------  -----------
       Total Stockholders' Equity                  (  643,158)  (  508,454)
                                                   -----------  -----------
       Total Liabilities & Stockholders' Equity    $  295,625   $    8,669
                                                   ===========  ===========

                           See Accompanying Notes
                                     3

                           Customer Sports, Inc.
                    Statements of Operations (Unaudited)
             For the Periods August 1, 1999 to October 31, 1999
                   and August 1, 1998 to October 31, 1998

                                                         1999         1998
                                                   -----------  -----------
Revenues
--------
  Golf Sales & Fees                                $   17,368   $   39,103
                                                   -----------  -----------
       Total Revenues                                  17,368       39,103

Cost of Sales
-------------
  Cost of Golf Sales                                      -0-        3,782
                                                   -----------  -----------
       Gross Profit                                    17,368       35,321

Operating Expenses
------------------
  Consulting Fees                                      34,575        5,000
  General & Administrative Expenses                   110,970       53,865
  Interest Expenses                                     8,304        9,196
  Depreciation & Amortization                           4,019        2,712
                                                   -----------  -----------
       Total Costs & Expenses                         157,868       70,773
                                                   -----------  -----------
Loss from Operations                               (  140,500)  (   35,452)
--------------------

Other Income (Expenses)
-----------------------
  Oil & Gas Revenues                                    5,886        4,993
                                                   -----------  -----------
       Total Other Income (Expenses)                    5,886        4,993
                                                   -----------  -----------
       Net Loss                                    ($ 134,614)  ($  30,459)
                                                   ===========  ===========
       Net Loss Per Share
       Of Common Stock                             (      .00)  (      .00)

       Weighted Average Number Of
       Shares Outstanding During Period            32,407,703   19,866,253

                           See Accompanying Notes
                                     4

                           Customer Sports, Inc.
                    Statement of Cash Flows (Unaudited)
             For the Periods August 1, 1999 to October 31, 1999
                    & August 1, 1998 to October 31, 1998

                                                         1999         1998
                                                   -----------  -----------
Cash Flows from Operating Activities
------------------------------------
  Net (Loss) from Operations                       ($ 134,614)  ($  30,459)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities
     Rounding                                             -0-   (        1)
     Depreciation                                       4,019        2,712
  Changes in Operating Assets & Liabilities
   Increase (Decrease) in Accounts Payable              6,579        3,196
   (Increase) Decrease in Inventory                (   87,332)         -0-
   (Increase) Decrease in Refundable Deposits      (    5,892)         -0-
                                                   -----------  -----------
       Net Cash Provided (Used) by
       Operating Activities                        (  217,240)  (   24,552)

Cash Flows from Investing Activities
------------------------------------
  Purchase of Equipment                            (   16,538)         -0-
                                                   -----------  -----------
       Net Cash Provided (Used) by
       Investing Activities                        (   16,538)         -0-

Cash Flows from Financing Activities
------------------------------------
  Increase in Notes Payable                           430,000        6,000
  Payments on Notes Payable                        (    4,950)         -0-
                                                   -----------  -----------
       Net Cash Provided (Used) by
       Financing Activities                           425,050        6,000
                                                   -----------  -----------
       Increase (Decrease) in Cash                    191,272   (   18,552)

       Cash at Beginning of Period                 (   10,060)      20,927
                                                   -----------  -----------
       Cash at End of Period                       $  181,212   $    2,375
                                                   ===========  ===========
Disclosures from Operating Activities
-------------------------------------
  Interest                                         $    8,304   $    9,196
  Taxes                                                   -0-          -0-

                           See Accompanying Notes
                                     5

                           Customer Sports, Inc.
ITEM 1.
-------
Summarized Financial Information (Continued)

Notes to Condensed Financial Statements (Unaudited) October 31, 1999

Note #1 - Basis of Presentation
-------------------------------
The accompanying un-audited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting or normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and three months periods ending October 31, 1999 are not necessarily indicative of the results that may be expected for the year ended July 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1999.

ITEM  2.
--------
Management's Discussion and Analysis of Financial Condition and Results of Operation

Total Operating revenues for the quarter ended October 31, 1999 were $23,253 compared to $46,367 for the quarter ended October 31, 1998.

Total operating expenses for the quarter ended October 31, 1999 were $261,982 compared to $64,918 for the quarter ended October 31, 1998 due to expenses related to establishment of the Company's twin golf businesses.

Net oil and gas revenues of $5,885 continued their orderly decline during the period and Registrant wrote down the value of the oil and gas holdings by an additional $25,000.

During the period, Registrant received $430,000 in funding from Citadel Capital Management for its two operating subsidiaries, Bigtopgolf.com and Community Golf Centers. Registrant issued 2,000,000 shares in the transaction.

Registrant entered into a four-lease for its current offices/warehouse located at 2591 Pioneer Avenue in Vista, California, adjacent to Carlsbad, California, home of many golf companies. The lease covered 5,500 square feet at a total cost over its life of $184,800. In addition, Registrant obtained an option for 5,500 contiguous square feet of warehouse/office space at similar terms. Registrant expects to exercise the option in its second fiscal quarter.

                         PART II OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . None

Item 2.   Changes in the Rights of the
          Registrant's Security Holders. . . . . . . . . . . . . . . . None

Item 3.   Defaults by the Company on its Senior Securities . . . . . . None

Item 4.   Results of Votes of Security Holders . . . . . . . . . . . . None

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . None

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Customer Sports, Inc. (Registrant)



                                          /S/ Edmund J. Irvine, Jr.
Date: December 22, 1999                By:---------------------------
                                          Edmund J. Irvine, Jr.
                                          President