Form 10KSB/A
period 1999-07-31
CUSTOMER SPORTS INC
filed 2000-03-15
CIK 51853

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM  10-KSB/A

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

     (d)  Subsequent Events
     ----------------------
          Registrant received from Citadel $280,000 to fund Bigtop Golf and $250,000 to fund Community Golf. In addition, Citadel agreed to assist Registrant in accessing its $1,000,000 line of credit.

          In exchange for this, Registrant sold to Citadel 16% of Bigtop Golf Subsidiary and 25% of the Community Golf Centers. In addition, Registrant gave to Citadel 2.4 million of shares of common stock and options for
     1.6 million shares of Registrant's common stock.

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


COMMON STOCK
------------
Name and Address of
Beneficial Owner
---------------------------        ---------------   ------------
Edmund J. Irvine, Jr.
1023 Reliance Way
Del Mar, California 92014              11,631,000         35.94%

Gary A. Stougaar
5721 Chelsea Ave.
La Jolla, California 92014               462,500           1.40%

S. Michael Sharp, Ph.D
Oil El Camino Real
San Diego, California 92130             4,868,500         15.04%

Richard Mangiarelli
Orchid Lane
Del Mar, California 92104                  62,500           0.2%

Dennis Altbrandt
5300 Preserve Parkway South
Greenwood Village, Colorado 80121         362,500           1.2%

William Carr
15459 Happy Hollow Lane
Pauma Valley, California 92061            274,500           1.1%

Eldon R. Clawson
1286 Elk Place
Davis, California 95616                   572,500           1.7%

Director and Officers                  18,234,000          56.35%
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

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8 - K
-----------------------------------------------------


     A.   Financial Statements

     B.   Consent of Independent Auditors

     C.   Reports on Form 8-k

          None















                                 SIGNATURES
                                -----------
                          CUSTOMER SPORTS, INC.
                         -----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on the dates listed below on behalf of the Registrant and in the capacities indicated.

Signature                       Date                Title
-----------------------------   -----------------   ---------------------

/S/ Edmund J. Irvine, Jr.
-----------------------------
EDMUND J. IRVINE, JR.           March 14, 2000       President, Chairman
                                                    Director

/S/ S. Michael Sharp
-----------------------------   March 14, 2000       Secretary, Director
S. MICHAEL SHARP

/S/ William Carr
-----------------------------   March 14, 2000       Director
WILLIAM CARR

/S/ Michael H. O'Neal           March 14, 2000       Director
-----------------------------
MICHAEL H O'NEAL

/S/ Dennis Altbrandt            March 14, 2000       Director
-----------------------------
DENNIS ALTBRANDT

/S/ Eldon R. Clawson            March 14, 2000       Director
-----------------------------
ELDON R. CLAWSON


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