Form 10QSB/A
period 1999-10-31
CUSTOMER SPORTS INC
filed 2000-03-15
CIK 51853

                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB/A
               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

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

Registrant received $380,000 from Citadel during the quarter. Citadel also agreed to lend $200,000 to Registrant for Bigtop's Christmas season expansion. Registrant issued 2.4 million shares and options for 1.6 million shares.

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




                                        Customer Sports, Inc. (Registrant)



                                          /S/ Edmund J. Irvine, Jr.
Date: March 14, 2000                   By:---------------------------
                                          Edmund J. Irvine, Jr.
                                          President