Form 10QSB
period 2000-01-31
CUSTOMER SPORTS INC
filed 2000-04-19
CIK 51853

                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB
               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File No.
----------------------                                ---------------------
   January 31, 2000                                        0-5304

                           CUSTOMER SPORTS, INC.
                           ---------------------
                         (Exact Name of Registrant)

            UTAH                                           87-0282745
-------------------------------                         -------------------
(State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                        Identification No.)

              2591 Pioneer Avenue, #B, Vista, California 92083
              ------------------------------------------------
                  (Address of Principal Executive Offices)

     Registrant's telephone number including area code:     (760) 597-5770
                                                            ---------------

     Former name, former address, and former fiscal year end, if changed since last report.

     (1) Name and Telephone Number of persons to contact in regard to this notification.

      Ted Irvine           (760)                597-5770
     ------------        -----------         -----------------
     (Name)              (Area Code)         (Telephone Number)

(2) Have all other periodic reports required under Section 13 of 15 (b) of the Securities and Exchange Act of 1934 or Section 30 or the
     Investments Act of 1940 during the preceding 12 months (or for such shorter) period that the Registrant was required to file such reports been filed? If answer is no, identify report(s).
       X   Yes       No
     -----     -----

(3) Is it anticipated that any significant change in result of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
       X   Yes       No
     -----     -----
If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:
     Common Stock, Par Value $0.01 Per Share, 32,407,703 Shares Issued & Outstanding at January 31, 2000.


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

          Note to Financial Statements . . . . . . . . . . . . . . . . . .7

ITEM 2    MANAGEMENT DISCUSSION AND FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .8


          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .9


                           Customer Sports, Inc.
                               Balance Sheet
               January 31, 2000 (Unaudited) and July 31, 1999

                                                         2000         1999
                                                   -----------  -----------
              Assets

Current Assets
--------------

  Cash                                             $   49,860   $      -0-
  Receivables                                           2,500          -0-
  Inventory                                           105,860          -0-
                                                   -----------  -----------
       Total Current Assets                           158,220          -0-

Property & Equipment
--------------------
  Office Equipment - Net                                5,256          729
  Store Fixtures - Net                                 15,830          -0-
  Warehouse Fixtures - Net                             19,319          -0-
                                                   -----------  -----------
       Total Property & Equipment                      40,405          729

Other Assets
------------
  Refundable Deposit                                    5,892          -0-
  Oil & Gas Properties
     (Successful Efforts Method)                      732,901      732,901
  Less Accumulated Depreciation                    (  732,901)  (  724,961)
                                                   -----------  -----------
       Total Other Assets                               5,892        7,940
                                                   -----------  -----------
       Total Assets                                $  204,517   $    8,669
                                                   ===========  ===========

                           See Accompanying Notes
                                    F-3


                           Customer Sports, Inc.
                         Balance Sheet -Continued-
               January 31, 2000 (Unaudited) and July 31, 1999

                                                         2000         1999
                                                   -----------  -----------

              Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Cash in Bank - Overdraft                         $      -0-   $   10,060
  Accounts Payable & Accrued Expenses                 247,945      126,590
  Notes Payable                                       841,337      380,564
                                                   -----------  -----------
       Total Current Liabilities                    1,089,282      517,214

Long Term Liabilities
---------------------
  Notes Payable                                           -0-          -0-

Stockholders' Equity
--------------------

  Capital Stock, 50,000,000 Shares at $0.01
     Par Value; 32,407,703 Shares Issued and
     Outstanding Restated                             324,077      324,077
  Paid In Capital                                   6,758,403    6,758,403
  Deficit in Retained Earnings                     (7,967,245)  (7,591,025)
                                                   -----------  -----------
       Total Stockholders' Equity                  (  884,765)  (  508,545)
                                                   -----------  -----------
       Total Liabilities &
       Stockholders' Equity                        $  204,517   $    8,669
                                                   ===========  ===========


                           See Accompanying Notes
                                    F-4


                           Customer Sports, Inc.
                    Statement of Operations (Unaudited)
         For the Three Months Period Ended January 31, 2000 & 1999
              and the Six Months Ended January 31, 2000 & 1999

                                 For the Three Months Ended For the Six Months Ended
                                       January      January     January      January
                                      31, 2000     31, 1999    31, 2000     31, 1999
                                    -----------  ----------- -----------  -----------
Revenues
--------
  Golf Sales & Fees                 $   72,444   $   60,297  $   89,812   $   99,400
                                    -----------  ----------- -----------  -----------
     Total Revenues                     72,444       60,297      89,812       99,400

Cost & Expenses
---------------
   Cost of Golf Sales                   11,740          -0-      11,740        3,782
                                    -----------  ----------- -----------  -----------

     Gross Profit                       60,704       60,297      78,072       95,618

Operating Expenses
------------------

  General & Administrative
   Expenses                            302,781       71,752     456,630      139,815
  Depreciation & Amortization            7,619        2,199      11,638        4,911
                                    -----------  ----------- -----------  -----------
     Total Cost & Expenses             310,400       73,951     468,268      144,726
                                    -----------  ----------- -----------  -----------
Loss from Operations                (  249,696)  (   13,654) (  390,196)  (   49,108)

Other Income (Expenses)
-----------------------
  Oil & Gas Revenues                     8,090        2,748      13,976        7,741
                                    -----------  ----------- -----------  -----------
     Total Other Income (Loss)           8,090        2,748      13,976        7,741
                                    -----------  ----------- -----------  -----------
     Net Loss                       ($ 241,606)  ($  10,906) ($ 356,220)  ($  41,367)
                                    ===========  =========== ===========  ===========
     Net Loss Per Share of
     Common Stock                   ($    0.01)  ($    0.00) ($    0.01)  ($    0.00)

     Weighted Average Number
     Of Shares Outstanding
     During Period                  32,407,703   19,866,253  32,407,703   19,866,253


                           See Accompanying Notes
                                    F-5

                           Customer Sports, Inc.
                    Statement of Cash Flows (Unaudited)
          For the Six Month Period Ending January 31, 2000 & 1999

                                                             Six Month Period Ending
                                                                January      January
                                                               31, 2000     31, 1999
                                                             -----------  -----------
Operating Expenses
------------------
  Net (Loss) from Operations                                 ($ 376,220)  ($  41,367)
  Adjustments to Reconcile Net Income (Loss)
   to Net Cash Provided by Operating Activities:
     Depreciation                                                11,638        4,911
  Changes in Operating Assets & Liabilities
   (Increase) Decrease in Receivables                        (    2,500)         -0-
   (Increase) Decrease in Inventory                          (  105,860)         -0-
   Increase (Decrease) in Accounts Payable                      121,355        9,393
                                                             -----------  -----------
     Net Cash Provided (Used) by Operating Activities        (  351,587)  (   27,063)

Cash Flows From Investing Activities
------------------------------------
  (Increase) in Deposits                                     (    5,872)         -0-
  Purchase of Equipment                                      (   43,394)         -0-
                                                             -----------  -----------
     Net Cash Provided (Used) by Investing Activities        (   49,266)         -0-

Cash Flows from Financing Activities
------------------------------------
  Increase in Notes Payable                                         -0-        6,000
  Payment on Notes Payment                                      460,773          -0-
  (Decrease) in Cash in Bank Overdraft                       (   10,060)         -0-
                                                             -----------  -----------
     Net Cash Provided (Used) by Financing Activities           450,713        6,000
                                                             -----------  -----------
     Increase (Decrease) in Cash                                 49,860   (   21,063)

     Cash at Beginning of Period                                    -0-       20,927
                                                             -----------  -----------
     Cash at End of Period                                   ($  49,860)  ($     136)
                                                             ===========  ===========
Disclosures from Operating Activities
-------------------------------------
  Interest                                                    $    7,270   $  18,393
  Taxes                                                              -0-         -0-


                           See Accompanying Notes
                                    F-6


                                  ITEM  1

Summarized Financial Information
--------------------------------

Notes to Condensed Financial Statements (Unaudited) January 31, 2000

Note #1 - Basis of Presentation
-------------------------------

The accompanying un-audited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting or normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and three months periods ending January 31, 2000 are not necessarily indicative of the results that may be expected for the year ended July 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1999.

                                  ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operation
--------------------------------------------------------------------------
Total Operating revenues for the quarter ended January 31, 2000 was $72,444 compared to $60,297 for the quarter ended January 31, 1999.

Total operating expenses for the quarter ended January 31, 2000 were $310,400 compared to $73,951 for the quarter ended January 31, 1999 due to expenses related to establishment of the Company's twin golf businesses.




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



                                     8

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Customer Sports, Inc. (Registrant)




Date: April 17, 2000                    By: /S/ Edmund J. Irvine, Jr.
                                       ---------------------------------
                                        Edmund J. Irvine, Jr.
                                        President




                                     9