Form 10QSB
period 2000-04-30
CUSTOMER SPORTS INC
filed 2000-07-24
CIK 51853

                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File No.
---------------------                                  --------------------
   April 30, 2000                                          0-5304

                           CUSTOMER SPORTS, INC.
                           ----------------------
           (Exact name of registrant as specified in its charter)

              UTAH                                         87-0282745
--------------------------------                        -------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                          Identification No.)


                1023 Reliance Way Del Mar, California 92014
                -------------------------------------------
                  (Address of Principal Executive Offices)

Registrant's telephone number including area code:  (619) 481-2400
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

Yes     X       No
                         -------        ------

     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

     Common Stock, Par Value $.01 Per Share, 39,807,703 Shares Outstanding at April 30, 2000.



                           CUSTOMER SPORTS, INC.
                             TABLE OF CONTENTS

PART I    FINANCIAL STATEMENTS

     ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

     Accountant's Review Letter. . . . . . . . . . . . . . . . . . . . . .3

     Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . .4

     Statement of Operations . . . . . . . . . . . . . . . . . . . . . . .6

     Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . .7

     Note to Financial Statements. . . . . . . . . . . . . . . . . . . . .8

     ITEM 2 MANAGEMENT DISCUSSION AND FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . .9

PART II     OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . 10


            SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . 11

/Letterhead/
                           Schvaneveldt & Company
                        Certified Public Accountant
                        275 East South Temple, #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.


Board of Directors
Customer Sports, Inc.
(A Development Stage Company)

I have reviewed the accompanying balance sheets, of Customer Sports, Inc., as of April 30, 2000, and for the three months period and the nine months period then ended. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


/S/ Schvaneveldt & Company
Salt Lake City, Utah 84111
July 6, 2000


                                     3

                           Customer Sports, Inc.
                               Balance Sheets
                 April 30, 2000 Unaudited and July 31, 1999

                                                         2000         1999
                                                   -----------  -----------
            Assets

Current Assets
--------------
  Cash                                             $    8,283  $       -0-
  Inventory                                            97,848          -0-
                                                   -----------  -----------
      Total Current Assets                            106,131          -0-

Property & Equipment
--------------------
  Office Equipment - Net                                3,428          729
  Store Fixtures                                       14,813          -0-
  Warehouse Fixtures                                   11,805          -0-
                                                   -----------  -----------
      Total Property & Equipment                       30,046          729

Other Assets
------------
  Refundable Deposit                                   19,459          -0-
  Oil & Gas Properties
   (Successful Efforts Method)                        732,901      732,901
  Less Accumulated Depreciation                    (  732,901) (   724,961)
                                                   -----------  -----------
      Total Other Assets                               19,459        7,940
                                                   -----------  -----------
      Total Assets                                 $  155,636  $     8,669
                                                   ===========  ===========



           See accountant's review letter and accompanying notes


                           Customer Sports, Inc.
                         Balance Sheets -Continued-
                 April 30, 2000 Unaudited and July 31, 1999

                                                         2000         1999
                                                   -----------  -----------
            Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Cash in Bank Overdraft                           $      -0-  $    10,060
  Accounts Payable & Accrued Expenses                  93,375      126,590
  Notes Payable                                     1,046,888      380,564
                                                   -----------  -----------
      Total Current Liabilities                     1,140,263      517,214

Stockholders' Equity
--------------------
  Capital Stock, 50,000,000 Shares at $0.01
   Par Value; 39,807,703 & 32,407,703
   Shares Issued & Outstanding Restated               398,077      324,077
  Paid In Capital                                   6,802,314    6,758,403
  Deficit in Retained Earnings                     (8,185,018) ( 7,591,025)
                                                   -----------  -----------

      Total Stockholders' Equity                   (  984,627) (   508,545)
                                                   -----------  -----------
      Total Liabilities &
      Stockholders' Equity                         $  155,636   $    8,669
                                                   ===========  ===========


           See accountant's review letter and accompanying notes


                           Customer Sports, Inc.
                    Statements of Operations (Unaudited)
          For the Three Months Period Ended April 30, 2000 & 1999
               & the Nine Months Ended April 30, 2000 & 1999

                                            For the Three             For the Nine
                                             Months Ended             Months Ended
                                         April        April       April        April
                                          2000         1999        2000         1999
                                    -----------  ----------- -----------  -----------
Revenues
--------
  Golf Sales & Fees                 $    5,996  $    53,281  $   95,608  $   152,681
                                    -----------  ----------- -----------  -----------
     Total Revenues                      5,996       53,281      95,608      152,681

Cost of Expenses
----------------
  Cost of Golf Sales                     4,593        7,218      16,333       11,000
                                    -----------  ----------- -----------  -----------
     Gross Profit                        1,403       46,063      79,275      141,681

Operating Expenses
------------------
  General & Administrative
   Expenses                            229,162       52,487     678,227      193,587
  Depreciation & Amortization            3,698          796      15,336        5,707
                                    -----------  ----------- -----------  -----------
     Total Cost & Expenses             232,860       53,283     693,563      199,294
                                    -----------  ----------- -----------  -----------
Profit or (Loss) from Operations    (  231,457) (     7,220) (  614,288)  (  57,613)
                                    -----------  ----------- -----------  -----------
Other Income (Expenses)
-----------------------
  Oil & Gas Revenues                       -0-          329         -0-       8,070
  Rental Income                          6,319       10,000      20,295      10,000
  Lease Operating Expenses
   Delayed Rentals, Royalties,
   & Taxes - Oil Well                      -0-  (       975)        -0-         309
                                    -----------  ----------- ----------- -----------
     Total Other Income (Loss)           6,319        9,354      20,295      18,379
                                    -----------  ----------- ----------- -----------
     Net Income Loss                ($ 225,138)  $    2,134  ($ 593,993) ($  39,234)
                                    ===========  =========== =========== ===========
     Net Loss Per Share of
     Common Stock                   ($    0.01) ($     0.00) ($    0.02) ($    0.00)

     Weighted Average Number
     Of Shares Outstanding
     During Period                  39,807,703   19,866,253  39,708,703   19,866,253


           See accountant's review letter and accompanying notes


                           Customer Sports, Inc.
                     Statement of Cash Flows Unaudited
                     For the Nine Months Periods Ended
                          April 30, 2000 and 1999


                                                  Nine Months Period Ended
                                                            April  30,
                                                         2000         1999
                                                   -----------  -----------
Cash Flows from Operating Expenses
----------------------------------
  Net (Loss) from Operations                       ($ 593,993) ($   39,234)
  Adjustments to Reconcile Net Loss to
   Net Cash Provided by Operating Activities
      Rounding                                            -0-            1
      Depreciation                                     15,336        5,707
  Non Cash Stock Issued for Services                  112,017          -0-
  Changes in Operating Assets & Liabilities
   (Increase) Decrease in Inventory                (   97,848)       7,218
   Increase (Decrease) in Accounts Payable         (   33,215)      15,589
                                                   -----------  -----------
      Net Cash Provided (Used) by
      Operating Expenses                           (  597,703) (    10,719)

Cash Flows from Investing Activities
------------------------------------
  Increase in Deposits                             (   19,459)         -0-
  Purchase of Equipment                            (   44,653)         -0-
                                                   -----------  -----------
      Net Cash Provided (Used) by
      Investing Activities                         (   64,112)         -0-

Cash Flows from Financing Activities
------------------------------------
  Increase in Notes Payable                           666,324          -0-
  Sale of Common Shares                                13,834          -0-
  (Decrease) Increase in Notes Payable             (   10,060)       6,000
                                                   -----------  -----------
      Net Cash Provided (Used) by
      Financing Activities                            670,098        6,000
                                                   -----------  -----------
      Increase (Decrease) in Cash                       8,283  (     4,719)

      Cash at Beginning of Period                         -0-       20,927
                                                   -----------  -----------
      Cash at End of Period                        $    8,283   $   16,208
                                                   ===========  ===========

Disclosures from Operating Activities
-------------------------------------

  Interest                                         $   15,520   $   30,283
  Taxes                                                   -0-          -0-

               See accountant's letter and accompanying notes

                                     7

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

NOTE #2 - Summary of Significant Accounting Policies
----------------------------------------------------

A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are sold to the customer.
C. The Company considers all short term, highly liquid investments, that are readily convertible, within ninety days, to known amounts as cash. The Company currently has no cash equivalents.
D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
E.   Inventories:   Inventories are stated at the lower of cost, determined
     by the FIFO method or market.
F. Depletion: The Company's policy is to provide depletion based on the units of production method. During the past ten years, depletion has been claimed on the ratio of prior years units of production to estimated revenues.
G. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets of the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.
H.   Estimates:   The preparation of the financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


                           Customer Sports, Inc.
ITEM  1.
--------

     Summarized Financial Information
     --------------------------------
     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting or normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months periods ending April 30, 2000 are not necessarily indicative of the results that may be expected for the year ended July 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1999.

ITEM  2.
--------

Management's Discussion and Analysis of Financial Condition and Results of Operation
--------------------------------------------------------------------------
Operating revenue for the quarter ended April 30, 2000 were $5,996 compared to $63,610 for the quarter ended April 30, 1999. Total expenses for the quarter ending April 30, 2000 were $232,860 compared to $54,258 for the same period ended April 30, 1999.

Total revenues for the nine month period ended April 30, 2000 were $95,608 compared to $171,060 for the same period ended April 30, 1999. Total expenses for the nine months period ending April 30, 2000 were $693,563 compared to $199,294 for the same period ended April 30, 1999.

During the quarter ended April 30, 2000, Registrant modified its retail presentation from occasional tent shows to permanent locations and executed a lease for a shop for a period of one year in San Marcos, California. Registrant intends this site to be the model for expansion. Management is of the opinion that a stable profitable retail presence is required to attempt a second launch of event marketing in distant cities.

Registrant intends to expand its retail presence in both San Diego, and Orange, Counties with additional capital. Each start-up requires approximately $75,000 of which 80% is inventory. Break-even on each location is approximately $20,000 monthly. The first location was a pro-forma break-even in its first month of operation without benefit of advertising.

Registrant terminated, for the present, the on-going search for ranges in its Community Golf Centers to focus on its Bigtop operation and the potential Internet business - Membergolf.

Registrant also postponed its shareholders meeting until early summer pending resolution of its listing status on the NASDAQ Bulletin Board and the certification.

During the period, the Registrant wrote down the remaining valuation of its remaining wells.

During the period, based upon votes of the Board, Registrant issued 7,400,000 shares of common stock.
                                     9

                                  PART II

                             OTHER INFORMATION

Item 1.   Legal Proceedings

          Registrant is the subject of a suit for wages initiated by a former employee of Community Golf Centers.
          Registrant believes the suit to be without merit.

Item 2.   Changes in the Rights of the Registrant's
          Security Holders . . . . . . . . . . . . . . . . . . . . . . None

Item 3.   Defaults by the Company on its Senior Securities

          In 1999, Registrant issued 1,027,500 shares of common stock to one class of convertible debt holders and 780,000 shares to another holder of other debt as payment in kind.

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




                                        Customer Sports, Inc. (Registrant)


Date:  July 6, 2000                 By: /S/ Edmund J. Irvine
                                        ---------------------------------
                                        Edmund J. Irvine, Jr.
                                        President





                                     11
